Form 10-Q
VIDEO LOTTERY TECHNOLOGIES INC/DE
filed 1996-05-20
CIK 875459

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
          1996 OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
          FROM              TO
               ------------    ------------

COMMISSION FILE NUMBER 0-19322
                       -------


                        VIDEO LOTTERY TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                                81-0470853
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)



115 PERIMETER CENTER PLACE, SUITE 911
ATLANTA, GEORGIA                                                         30346
(Address of principal executive officers)                             (Zip code)


                                 (770) 481-1800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X        No
                                                     ------          --------

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes               No
                               --------         --------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,682,109 shares of Common Stock, $.01 par value, outstanding as of March 31, 1996.

                        VIDEO LOTTERY TECHNOLOGIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION

                                                                                                                     Page
                                                                                                                     ----
ITEM 1.  Financial Statements

         Consolidated Statements of Operations
         Three Months Ended March 31, 1996 and 1995                                                                     3

         Consolidated Balance Sheets
         March 31, 1996 and December 31, 1995                                                                           4

         Consolidated Statement of Stockholders' Equity
         Three Months Ended March 31, 1996                                                                              5

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1996 and 1995                                                                     6

         Notes to Consolidated Financial Statements                                                                     7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                                     10


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                                             15

ITEM 2.  Changes in Securities                                                                                         15

ITEM 3.  Defaults Upon Senior Securities                                                                               15

ITEM 4.  Submission of Matters to a Vote of Securities Holders                                                         15

ITEM 5.  Other Information                                                                                             15

ITEM 6.  Exhibits and Reports on Form 8-K                                                                              16


Signatures                                                                                                             17

                       PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         VIDEO LOTTERY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                    1996                  1995
                                                                                    ----                  ----
REVENUES:
    On-line lottery                                                             $23,231,873            25,083,141
    Gaming machine and route operations                                          14,811,532            14,864,343
    Racetrack operations                                                          2,322,564             2,470,986
                                                                                -----------            ----------
             Total revenues                                                      40,365,969            42,418,470
                                                                                -----------            ----------

COSTS AND EXPENSES:
    On-line lottery                                                              14,500,438            15,499,422
    Gaming machine and route operations                                           8,181,081             8,183,224
    Racetrack operations                                                          2,499,385             2,618,444
    Selling, general and administrative                                           6,987,754             7,558,311
    Research and development                                                      1,016,123             2,211,380
    Other charges                                                                 6,000,000                   ---
    Depreciation and amortization                                                 4,890,280             4,692,584
                                                                                -----------            ----------
             Total costs and expenses                                            44,075,061            40,763,365
                                                                                -----------            ----------

Earnings (loss) from continuing operations                                       (3,709,092)            1,655,105
                                                                                -----------            ----------

OTHER INCOME (EXPENSE):
    Interest  and other income                                                      171,401               339,284
    Interest expense                                                               (764,488)             (360,281)
                                                                                -----------            ----------

                                                                                   (593,087)              (20,997)
                                                                                -----------            ----------

Earnings (loss) from continuing operations before
    income taxes and extraordinary items                                         (4,302,179)            1,634,108

Income tax benefit (expense)                                                        765,135              (484,118)
                                                                                -----------            ----------

Net earnings (loss) from continuing operations                                   (3,537,044)            1,149,990

Net loss from discontinued operations                                                   ---            (1,443,050)
                                                                                -----------            ----------

Net loss before extraordinary items                                              (3,537,044)             (293,060)
                                                                                -----------            ----------

Extraordinary gain, net                                                           4,014,050                   ---
                                                                                -----------            ----------

Net earnings (loss)                                                             $   477,006              (293,060)
                                                                                ===========            ==========

Net earnings (loss) per share:
    From continuing operations                                                  $      (.28)                  .11
    From discontinued operations                                                        ---                  (.14)
    From extraordinary items                                                            .32                   ---
                                                                                -----------            ----------
                                                                                $       .04                  (.03)
                                                                                ===========            ==========

Weighted average shares                                                          12,601,367            10,633,544
                                                                                ===========            ==========





          See accompanying notes to consolidated financial statements.

         VIDEO LOTTERY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS

                                                                                     March 31,         December 31,
                                                                                       1996               1995
                                                                                       ----               ----
ASSETS
    Current assets:
         Cash and cash equivalents                                                $  3,116,138          1,406,979
         Available-for-sale securities and restricted
             short-term deposits                                                     3,212,046          3,768,385
         Accounts receivable, net                                                   20,128,303         19,320,286
         Current installments of notes receivable, net                               1,792,284          2,441,063
         Inventories                                                                28,838,413         23,462,545
         Prepaid expenses                                                            1,218,697          1,261,159
         Deferred income taxes                                                       8,275,989          7,732,606
                                                                                  ------------       ------------
    Total current assets                                                            66,581,870         59,393,023
                                                                                  ------------       ------------

    Property, plant and equipment                                                  115,749,813        114,235,306
         Less accumulated depreciation                                             (59,026,935)       (55,025,879)
                                                                                  ------------       ------------
             Net property, plant and equipment                                      56,722,878         59,209,427
                                                                                  ------------       ------------

    Restricted cash deposits                                                           777,643            803,011
    Notes receivable, excluding current installments                                 1,668,011            892,029
    Goodwill, net                                                                   10,747,520         10,952,241
    Intangible and other assets, net                                                12,219,756         10,090,117
    Net assets of discontinued operations                                            8,644,554          7,270,505
                                                                                  ------------       ------------
                                                                                  $157,362,232        148,610,353
                                                                                  ============       ============
LIABILITIES
    Current liabilities:
         Notes payable                                                            $  3,700,000          8,250,000
         Current installments of long-term debt                                      8,097,408          6,077,708
         Accounts payable                                                           23,930,712         14,853,802
         Accrued expenses                                                           12,900,678          8,951,040
                                                                                  ------------       ------------
             Total current liabilities                                              48,628,798         38,132,550
                                                                                  ------------       ------------

    Long-term debt, excluding current installments                                  13,189,975          6,235,336
    Other liabilities                                                                      ---         10,000,000
    Deferred income taxes                                                            8,579,462          7,794,305
                                                                                  ------------       ------------
             Total liabilities                                                      70,398,235         62,162,191
                                                                                  ------------       ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value.  Authorized 10,000,000
         shares; no shares issued                                                          ---                ---
    Series A Junior Preferred stock, $.01 par value, convertible
         non-cumulative.  Authorized 1,912,728 shares                                   19,127             19,127
    Common stock, $.01 par value.  Authorized 25,000,000
         shares                                                                        106,821            106,821
    Paid-in capital                                                                 97,284,358         97,284,358
    Deferred restricted stock compensation                                            (414,162)          (452,991)
    Accumulated deficit                                                            (10,032,147)       (10,509,153)
                                                                                  ------------       ------------
             Total stockholders' equity                                             86,963,997         86,448,162
                                                                                  ------------       ------------
                                                                                  $157,362,232        148,610,353
                                                                                  ============       ============





          See accompanying notes to consolidated financial statements.

         VIDEO LOTTERY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
                          Series A                                  Restricted
                          Preferred      Common                       Stock          Accumu-        Total Stock-
                            Stock        Stock        Paid-in        Compen-      lated Deficit       holders'
                          par value    par value      Capital         sation                           Equity
-------------------------------------------------------------------------------------------------------------------
 December 31,               $ 19,127      106,821     97,284,358     (452,991)      (10,509,153)      86,448,162
   1995

 Net earnings                    ---          ---            ---          ---           477,006          477,006

 Amortization of
   deferred
   restricted stock
   compensation                  ---          ---            ---       38,829               ---           38,829

 March 31, 1996               19,127      106,821     97,284,358     (414,162)      (10,032,147)      86,963,997
-------------------------------------------------------------------------------------------------------------------

1996 SHARES ISSUED AND OUTSTANDING
                                         Series A                    Common
Balance                               Preferred Stock                 Stock
-------                               ---------------                 -----

Beginning and end of period             1,912,728                  10,682,109
                                        =========                  ==========





          See accompanying notes to consolidated financial statements.

         VIDEO LOTTERY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                      1996                1995
                                                                                      ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                         $   477,006              (293,060)
    Adjustments to reconcile net earnings (loss) to net cash
         provided by operating activities:
         Net loss from discontinued operations                                          ---             1,443,050
         Depreciation and amortization                                            4,890,280             4,692,584
         Other charges                                                            6,000,000                   ---
         Extraordinary gain, net                                                 (4,014,050)                  ---
         Sales of receivables                                                           ---             1,207,501
         Other, net                                                                  18,444               (22,273)
    Changes in operating assets and liabilities:
         Receivables, net                                                          (935,220)           (1,592,291)
         Inventories                                                             (5,375,868)           (1,210,771)
         Prepaid expenses                                                            42,462               244,759
         Accounts payable                                                         9,076,910           (13,804,689)
         Accrued expenses                                                        (1,812,249)           (1,122,944)
         Deferred income taxes                                                      241,774              (783,844)
                                                                                -----------           -----------
Net cash provided (used)  by continuing operating activities                      8,609,489           (11,241,978)
                                                                                -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                    (1,617,663)             (457,011)
         Expenditures on intangible and other noncurrent assets                  (2,771,946)             (277,114)
         Proceeds from sales of equipment                                            15,150                34,773
         Change in restricted cash deposits                                          25,368                95,325
         Maturities (purchases) of available-for-sale securities, net               556,339             3,592,192
         Investment in discontinued operations                                   (1,374,049)           (1,446,524)
                                                                                -----------           -----------
Net cash used by investing activities                                            (5,166,801)            1,541,641
                                                                                -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net (payments) proceeds from notes payable to banks                     (4,550,000)            4,500,000
         Proceeds from issuance of long-term debt                                 4,250,956             9,695,588
         Repayments of long-term debt                                            (1,434,485)           (2,658,958)
                                                                                -----------           -----------

Net cash (used) provided by financing activities                                 (1,733,529)           11,536,630
                                                                                -----------           -----------

Net increase in cash and cash equivalents                                         1,709,159             1,836,293
                                                                                -----------           -----------

Cash and cash equivalents, beginning of period                                    1,406,979             3,869,749
                                                                                -----------          ------------

Cash and cash equivalents, end of period                                        $ 3,116,138             5,706,042
                                                                                ===========          ============





          See accompanying notes to consolidated financial statements.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.       Presentation

             The consolidated financial statements include the accounts of Video Lottery Technologies, Inc. and consolidated subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

             The consolidated balance sheet as of March 31, 1996 and the consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995 and the consolidated statement of stockholders' equity for the three-month period ended March 31, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made. The December 31, 1995 consolidated balance sheet was derived from consolidated financial statements audited by KPMG Peat Marwick LLP in connection with the Company's annual audit.

    b.       Earnings (Loss) Per Common Share

             Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding and the common stock equivalents of convertible preferred stock and stock options outstanding using the treasury stock method. Common stock equivalents are excluded from the loss per share calculation when the effect is anti-dilutive.

    c.       Reclassifications

             Certain reclassifications have been made to the 1995 amounts to conform to the 1996 presentation.

2.  DISCONTINUED OPERATIONS

    The Company, in the fourth quarter 1995, decided to sell United Wagering Systems, Inc. ("UWS"), its wagering systems segment, exclusive of the racetrack in Sunland Park, New Mexico. The Company entered into a non-binding letter of intent in the fourth quarter for the sale of this segment; however, this transaction has now been abandoned because final terms could not be negotiated. The Company continues to review other potential opportunities for the sale of this operation, although there can be no assurance as to the outcome of such efforts.

    The estimated net realizable value of UWS of $8,644,554 is net of estimated selling costs. Management estimates that the discontinued segment's operations will break even during the estimated disposal period, although there can be no assurance that these results can be achieved.

3.  INVENTORIES

    A summary of inventory follows:

                                                                            March 31,                  December 31,
                                                                              1996                        1995
                                                                              ----                        ----
    Manufacturing:
         Raw materials                                                    $18,331,048                  14,044,823
         Work-in-process                                                    1,895,460                     673,082
         Finished goods                                                     8,142,865                   8,435,462
    Customer service and other                                                469,040                     309,178
                                                                          -----------                  ----------
                                                                          $28,838,413                  23,462,545
                                                                          ===========                  ==========

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  FINANCING AND INVESTING ACTIVITIES

    In the first quarter 1995, the Company had non-cash transfers of approximately $1,030,000 of inventory to property, plant and equipment in connection with leasing activities and approximately $3,900,000 in connection with installations of terminals under on-line lottery contracts. The Company had no significant non-cash transfers in the first quarter 1996. At March 31, 1996, the Company had approximately $800,000 and $2,100,000 of gaming machine and on-line lottery inventories, respectively, that are anticipated to be transferred in the near future to fixed assets under gaming machine lease arrangements and on-line lottery contracts as the equipment is delivered.

    During the first quarters 1996 and 1995, the Company sold notes receivable from equipment sales, with a face value of none and $1,207,501, respectively, to banks and other third parties. The notes are secured by the underlying equipment. The receivables sold are subject to recourse provisions in the event of default by the primary obligor.

5.  EXTRAORDINARY ITEMS

    During 1995, the Company did not pay principal and interest obligations under the terms of the promissory notes from the Company to the sellers in the aggregate amount of $10,000,000 made in conjunction with the acquisition by the Company of all the outstanding shares of UWS in May 1994. On March 25, 1996, the Company reached an agreement with the sellers settling all outstanding claims and disputes between them, including dismissal of all outstanding litigation, and restructured and reduced notes payable resulting in the extraordinary gain on debt extinguishment of $4,014,050.

6.  COMMITMENTS AND CONTINGENCIES

    The Company is obligated to provide services and/or equipment under certain of its contracts. In addition, the various state on-line lottery and video gaming contracts contain provisions under which the Company may be subject to monetary penalties for central computer downtime, terminal failures, delays in servicing inoperable terminals within specified time periods and ticket stock shortages among other things. Electronic Data Systems Corporation ("EDS") has agreed to indemnify the Company's subsidiary, Automated Wagering International, Inc. ("AWI"), against certain liabilities under its contracts. The Company accrues net losses in fulfilling the terms of these contracts when the loss is probable and can be reasonably estimated.

    The Company typically posts bid, litigation, and performance bonds for on-line lottery contracts. At March 31, 1996, the Company had issued collateral in support of the various bonds outstanding consisting of $3,200,000 of restricted short-term deposits and $7,500,000 of irrevocable standby letters of credit and a pledge of revenue streams of domestic on-line lottery contracts. Should the Company fail to meet contractually specified obligations during the contract term, the lottery authority may assess damages and exercise its right, under its contract, to collect on the applicable bond.

    Currently, the Company has disputes with two of its on-line lottery customers over certain performance measures under the respective lottery contracts. On May 9, 1996, the Arizona Lottery Commission decided to seek termination of its on-line lottery contract with AWI, due to the claimed inability of AWI to comply with certain contractual requirements in a timely fashion, and has threatened to assess substantial damages for related claims of non- performance. The Company believes the decision and threatened assessment of damages to be unjustified and intends to protest. The Company is reviewing applicable risk management policies and EDS indemnities and believes at this time that it is probable that any ultimate damage claims, if any, would be substantially recoverable. Further, at March 31, 1996, the Company's investment in the contract with the Arizona Lottery Commission inclusive of receivables, inventories, fixed assets, primarily lottery terminals, and deferred start-up charges was approximately $10,000,000. Additionally, the Company has related investments in capitalized software development and data center equipment common to other on-line lottery contracts that could possibly be affected by the non-renewal of current contracts or the inability to obtain new contracts.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    On May 14, 1996, the Minnesota Lottery notified AWI that under its contract it has not met certain of its obligations. As a result of these issues, the Lottery has assessed penalties and withheld certain payments to the Company.
As of March 31, 1996, the Receivable balance from the Lottery totaled approximately $3,400,000. The Lottery has advised that AWI has made substantial progress toward meeting these obligations and has indicated that it intends to continue to work with the Company to achieve the results mandated under the contract. The Company believes that these issues can be resolved in a constructive manner.

    As a result of various disputes with EDS under the Master Services Agreement between the Company and EDS and other matters, the Company withheld certain payments to EDS. EDS has notified the Company of its intent to seek remedies for such non-payment. The Company believes that is has rightfully withheld such payment and intends to defend its position vigorously. At March 31, 1996, the Company had a net payable recorded to EDS of approximately $18,400,000.

    In the quarter ended March 31, 1996, the Company has recorded approximately $6,000,000 of contingent non-recurring charges for a contract rework and the various disputes discussed above. In the opinion of management, the ultimate liability to the Company cannot currently be reasonably estimated. Should the Company fail to resolve and settle the disputes satisfactorily, the Company's consolidated financial position and results of operations could possibly experience a material adverse change.

    Historically, the Company has met its cash flow requirements primarily with cash provided by operations, public offerings of equity securities, and from borrowings from financial institutions. The Company, in 1995 won several significant new on-line lottery contracts with estimated 1996 capital expenditures of approximately $30,000,000, and may be successful in obtaining significant new contracts for the on-line or gaming machine segments. Sizable capital expenditures in excess of current capital sources will be required in advance of any anticipated capital generated by the new contracts.
Accordingly, for the new contracts, the Company is seeking additional financing, the availability and the terms of which are subject to various uncertainties. Given the various uncertainties and the recent developments in the on-line lottery segment of the Company, there can be no assurance that such financing can be obtained or on terms satisfactory to the Company.

    As previously reported, a purported class action, alleging violations of the federal antitrust laws, was filed in June 1994, in the federal district court in South Dakota against the Company and certain video lottery machine operators in South Dakota by a group of other video lottery machine operators, alleging, among other things, a combination and conspiracy to unlawfully restrain trade in video lottery machines by fixing lease prices for such machines, allocating territories and refusing to deal with other operators. Unspecified treble damages are sought, along with injunctive relief to bar the alleged practices. On April 12, 1996, the court granted the plaintiffs' motion to certify a class consisting of all video machine operators or licensed establishments to whom the Company allegedly refused to sell gaming machines during the relevant period. The action is still in the early stages of discovery, and it is not possible at this time to determine the outcome of the litigation. Accordingly, no provision for any loss, if any, that may result from resolution of this matter has been made in the accompanying financial statements.

    The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not have a material adverse effect on its consolidated financial position and statement of operations.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Revenue from the on-line lottery segment consists primarily of a contractual percentage of lottery ticket sales in eight states as well as revenue from on-line lottery equipment sales. The segment revenue will experience fluctuations depending on relative sizes of jackpots and the number of terminals on-line and selling tickets in the states in which the Company operates. The Company expects on-line lottery services revenue to continue to be a significant component of total revenues. On-line lottery revenue is generated primarily by the Company's subsidiary, AWI.

    Revenue from the gaming machine and route operations segment consists of sales and lease of video gaming machines, sales of parts, central control site hardware and software, service of terminals, license fees, and from operation of gaming machine route operations. The revenue from route operations consists primarily of machine gaming wagers net of pay-outs to patrons and state gaming taxes. Revenue from gaming machine sales is subject to significant fluctuations as new jurisdictions approve legislation for video lottery gaming operations and if the Company is awarded a contract in any such jurisdictions. Gaming machine and route operations includes lease revenue which is derived from the lease of terminals to the Oregon Lottery, which commenced video lottery in April 1992, to the Rhode Island Lottery, which implemented a limited form of video lottery at two pari-mutuel racetracks in September 1992, and to the Delaware Lottery beginning in December 1995. In December 1995, the Company began leasing video lottery gaming machines to the Delaware Lottery. The Company expects video lottery and route operations revenue to continue to be a significant component of total revenues. Gaming machine revenue is generated primarily by the Company's Video Lottery Consultants, Inc. ("VLC"), subsidiary.

    Revenue from racetrack operations is generated primarily from commissions on live and simulcast pari-mutuel wagering from the ownership and operation of a racetrack in Sunland Park, New Mexico. While on-track attendance and handle from pari-mutuel wagering in the United States has markedly decreased over the last decade as jurisdictions have legalized other forms of gaming, there has also been a substantial increase in simulcast and off-track wagering handle during the same period. Due to the significant increase of alternate forms of gaming during the last several years, there can be no assurance that such historical patterns will remain the same in the future, nor can the Company predict the magnitude of any resulting net economic effects on this segment of its business. The Company expects racetrack operations revenue to be a small component of total revenues.

    Gross profit for each segment is herein defined as revenues for that segment less the corresponding costs and expenses (excluding depreciation and amortization expense). Costs and expenses related to on-line lottery revenue include all direct costs and allocated indirect costs involved in operating the on-line lottery equipment in each jurisdiction in which the Company has a contract as well as direct costs of equipment sales. Costs and expenses related to gaming machine revenue include direct costs of production, including labor and allocated manufacturing overhead. Costs and expenses related to route operations include the locations owners' share of the net machine revenues. Costs and expenses related to racetrack operations include direct and allocated indirect costs associated with the operation of the racetrack.

    Selling, general and administrative expenses consist of labor costs, professional fees, repairs and maintenance expense, promotion and advertising costs, occupancy and other costs, other than those included in costs and expenses applicable to the determination of gross profit as defined above.

FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

    Total revenue in the first quarter 1996 decreased by $2.1 million (4.8%) to $40.3 million from $42.4 million in the first quarter 1995. Overall gross profit decreased by $.9 million (5.6%) to $15.2 million from $16.1 million in the first quarter 1995. The Company had a net loss from continuing operations before extraordinary items of $3.5 million as compared to net earnings of $1.1 million in the first quarter 1995. The decrease is primarily attributable to lower revenues and gross margin from the on-line lottery segment and other special charges recorded in the first quarter 1996. Net earnings, inclusive of the results of continuing and discontinued operations, and extraordinary items, was $.5 million in the first quarter 1996 as compared to a net loss of $.3 million in the first quarter 1995.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


    In November 1995, the Company decided to sell its investment in its pari-mutuel wagering systems segment, UWS, acquired in May 1994. A provision for the estimated loss on the planned sale, inclusive of break-even operations through the anticipated sale date, was recorded in the third quarter 1995 consolidated financial statements The discontinued segment generated revenues of $4.4 million in the first quarter 1996. The discontinued segment incurred a net loss of $1.4 million in the first quarter 1995 on $4.2 million of revenue.

    During 1995, the Company did not pay principal and interest obligations under the terms of the promissory notes from the Company to the sellers in the aggregate amount of $10.0 million made in conjunction with the acquisition by the Company of all the outstanding shares of UWS. On March 25, 1996, the Company reached an agreement with the sellers settling all outstanding claims and disputes between them, including dismissal of all outstanding litigation, and a restructuring and reduction of the notes payable, resulting in an extraordinary net gain on debt extinguishment of $4.0 million.

                                ON-LINE LOTTERY

    Revenue from the on-line lottery segment decreased by $1.9 million (7.6%) to $23.2 million from $25.1 million in the first quarter 1995. The reduction is primarily the result of a decrease in international equipment sales as well as a decrease in revenue from the contract with the Florida Lottery, substantially offset by revenues from a contract with the Arizona Lottery which started in the fourth quarter 1995.

    The current contract with the Florida Lottery expires in June 1996; however, the competitive bid process for a new contract has experienced delays. The terms of the bid process provide the successful bidder 180 days from the notice of contract award to implement the new lottery system. The Florida Lottery contract accounted for 38.5% of the Company's on-line lottery revenues in 1995 and the Company has submitted a bid for the new contract. There can be no assurance that the Florida Lottery will award the new contract to the Company.

    The contract for the Washington State Lottery expires in June 1996 and has been awarded to a competitor. The contract generated revenues of $2.5 and $3.0 million in the first quarters of 1996 and 1995, respectively.

    In 1995, in addition to Arizona, the Maryland and Kentucky lottery authorities awarded five-year, on-line lottery contracts to the Company. The Maryland and Kentucky system implementations and start-up are scheduled to occur in July and October 1996, respectively. The contract with Kentucky has not been finalized.

    The gross profit margin of the on-line lottery segment was 37.6% in the first quarter 1996 as compared to 38.2% in the first quarter 1995. The gross profit margin on services revenue in the on-line lottery segment was 37.6% in the first quarter 1996 as compared to 39.4% in the first quarter 1995. The reduction is primarily a result of a decline in lottery ticket sales in two jurisdictions coupled with the annual decline in the contractual fee rate under the current Florida Lottery contract. The gross profit margin on on-line lottery equipment sales was 35.1% and 26.8% in the first quarter 1996 and 1995, respectively.

    Currently, the Company has disputes with two of its on-line lottery customers over certain performance measures under the respective lottery contracts. On May 9, 1996, the Arizona Lottery Commission decided to seek termination of its on-line lottery contract with AWI, due to the claimed inability of AWI to comply with certain contractual requirements in a timely fashion, and has threatened to assess substantial damages for related claims of non- performance. The Company believes the decision and threatened assessment of damages to be unjustified and intends to protest. The Company is reviewing applicable risk management policies and EDS indemnities and believes at this time that it is probable that any ultimate damage claims, if any, would be substantially recoverable. Further, at March 31, 1996, the Company's investment in the contract with the Arizona Lottery Commission inclusive of receivables, inventories, fixed assets, primarily lottery terminals, and deferred start-up charges was approximately $10,000,000. Additionally, the Company has related investments in capitalized software development and data center equipment common to other on-line lottery contracts that could possibly be affected by the non-renewal of current contracts or the inability to obtain new contracts.

    On May 14, 1996, the Minnesota Lottery notified AWI that under its contract it has not met certain of its obligations. As a result of these issues, the Lottery has assessed penalties and withheld certain payments to the

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


Company. As of March 31, 1996, the receivable balance from the Lottery totaled approximately $3,400,000. The Lottery has advised that AWI has made substantial progress toward meeting these obligations and has indicated that it intends to continue to work with the Company to achieve the results mandated under the contract. The Company believes that these issues can be resolved in a constructive manner.

    As a result of various disputes with EDS under the Master Services Agreement between the Company and EDS and other matters, the Company withheld certain payments to EDS. EDS has notified the Company of its intent to seek remedies for such non-payment. The Company believes that it has rightfully withheld such payment and intends to defend its position vigorously.

    In the quarter ended March 31, 1996, the Company has recorded approximately $6,000,000 of contingent non-recurring charges for a contract rework and the various disputes discussed above. In the opinion of management, the ultimate liability to the Company cannot currently be reasonably estimated. Should the Company fail to resolve and settle the disputes satisfactorily, the Company's consolidated financial position and results of operations could possibly experience a material adverse change.

                      GAMING MACHINE AND ROUTE OPERATIONS

    Revenue from gaming machine and route operations decreased by $.1 million to $14.8 million from $14.9 million in the first quarter 1995.

    Revenue was recognized on shipments of 1,380 units in the first quarter 1996 as compared to 2,134 in the first quarter 1995. Included in the total units were approximately 102 and 761, respectively, of royalty unit sales in the first quarters 1996 and 1995. Additionally, the Company shipped 100 gaming machines under lease arrangements to the Oregon Lottery in the first quarter 1996 as compared to 361 units in the first quarter 1995. The reduction of revenues from unit shipments in the first quarter 1996 was offset by an increase in lease revenue from the Company's contracts with the Oregon and Delaware lotteries.

    The following table reflects domestic and foreign revenues for the first quarters of 1996 and 1995 (amounts in millions):

                                                                      Three Months Ended March  31,
                                                 -----------------------------------------------------------------------
                                                 1996               1995            $ Change           % Change
                                                 ----               ----            --------           --------
           Domestic:
               Montana                          $  0.6                0.3               0.3                100.0
               Montana routes                      4.0                3.7               0.3                  8.1
               South Dakota                        0.7                1.7              (1.0)               (58.8)
               Louisiana                           ---                3.3              (3.3)                 ---
               Oregon                              0.1                0.4              (0.3)               (75.0)
               Oregon lease                        1.4                0.9               0.5                 55.6
               Rhode Island lease                  0.5                0.6              (0.1)               (16.7)
               Delaware lease                      0.5                ---               0.5                  ---
               Other                               1.4                0.7               0.7                100.0
                                                ------               ----              ----              -------
                                                   9.2               11.6              (2.4)               (20.7)
                                                ------               ----              ----              -------
           Foreign:
               Alberta, Canada                     2.5                0.6               1.9                316.7
               Atlantic Canada                     0.2                0.6              (0.4)               (66.7)
               Quebec, Canada                      1.9                0.1               1.8               1800.0
               Victoria, Australia                 0.2                2.0              (1.8)               (90.0)
               South Australia                     0.2                ---               0.2                  ---
               Northern Territory, Australia       0.6                ---               0.6                  ---
                                                ------               ----              ----              -------
                                                   5.6                3.3               2.3                 69.7
                                                ------               ----              ----              -------

                                                $ 14.8               14.9              (0.1)                (0.7)
                                                ======               ====              ====              =======

     The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue, as well as royalty and lease revenue remained constant at approximately 50% for the first quarters of

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


1996 and 1995. The gross profit margin from route operations increased from 27.7% to 29.1% in the first quarter 1996.

                              RACETRACK OPERATIONS

     Revenue from the operations in Sunland Park, New Mexico, decreased by $.2 million (8.0%) to $2.3 million from $2.5 million in the first quarter 1995. The segment had negative gross profits margins of 7.6% and 6.0% in the first quarters of 1996 and 1995, respectively.

     The recovery of a significant amount of the Company's investment in the racetrack operations in New Mexico is largely contingent upon the passage of gaming legislation in the State which would permit the racetrack to operate gaming machines. There can be no assurance of such legislation being enacted in the foreseeable future. The Company's investment in the racetrack operations is approximately $20.0 million at March 31, 1996.

                      SELLING, GENERAL AND ADMINISTRATIVE

     Total selling, general and administrative expenses decreased by $.6 million (7.9%) to $7.0 million from $7.6 million in the first quarter 1995.
The decrease reflects a lower level of legal and professional fees in the first quarter 1996. Management estimates selling, general and administrative expenses to remain at or above current levels subject to business development levels in the State of Nevada as a result of the Company's receiving final approval from the Nevada Gaming Commission to sell gaming machine terminals in the State.

     Net research and development expense decreased by $1.2 million reflecting primarily relatively more amounts capitalized as software development in the first quarter 1996 as compared to 1995. The Company capitalized $2.2 million and $.3 million in the first quarters of 1996 and 1995, respectively. The capitalized costs are related to the continued development and enhancements of MasterLinkTM, the Company's central system software which is intended for use in on-line and video gaming lottery systems to be implemented in 1996. The contracts for these on-line lottery systems were awarded to the Company in 1995, including Arizona, where the State's Lottery Commission decided, on May 9, 1996, to seek termination of that State's contract with AWI.

                         DEPRECIATION AND AMORTIZATION

     Consolidated depreciation and amortization increased by $.2 million to $4.9 million from $4.7 million in the first quarter 1995 primarily due to the implementation and start-up of the lottery system in Arizona in the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital, defined as current assets less current liabilities, decreased by $3.2 million to $18.0 million from $21.2 million at December 31, 1995.

     As a result of various disputes with EDS under the Master Services Agreement between VLT and EDS and other matters, the Company withheld certain payments to EDS. EDS has notified the Company of its intent to seek remedies for such non- payment. At March 31, 1996, the Company had a net payable recorded to EDS of approximately $18,400,000.

     The $5.4 million increase in inventories includes approximately $1.3 million for the manufacture of on-line lottery terminals in anticipation of the Maryland lottery contract start-up in July 1996, and approximately $3.7 million of video gaming machine inventories for anticipated sales in Nevada (see Item 5
- "Other Information" for discussion of Nevada) as well as to meet the commitment to provide an additional 1,075 gaming machine terminals under the lease agreement with the Oregon Lottery.

     The Company had proceeds from issuance of long-term debt of approximately $4.3 million in the first quarter 1996. The debt is secured by gaming machines under a lease arrangement. This issuance is in addition to $5.2 million of long- term debt issued in the fourth quarter 1995 secured by similar assets. The term of the debt issued in the fourth quarter 1995 and first quarter 1996 is approximately five years.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


     As discussed earlier, the Company reached a favorable settlement with the sellers of UWS. The settlement, among other things, resulted in the extinguishment of approximately $4.0 million of $10.0 million of notes payable to the sellers, which had been recorded as an other non-current liability on the consolidated balance sheet at December 31, 1995. The remaining $6.0 million is payable over a five-year period with acceleration clauses for the occurrence of certain events with $1.2 million payable only upon the passage of certain gaming legislation in the State of New Mexico.

     At March 31, 1996, the Company had approximately $8.8 million of available credit under its revolving credit agreement. In April 1996, the revolving credit agreement was amended to extend the expiration date from May 1,1996 to June 30, 1997.

     In the first quarter 1996, the Company expended $1.6 million on fixed assets. The gaming machine and route operations segment accounted for approximately $.9 million for the manufacture and placement of gaming machines under lease arrangement and in route operations locations in Montana. The on-line lottery segment accounted for approximately $.7 million of the capital expenditures on fixed assets, primarily for the installation of on-line lottery terminals in Arizona. The on-line lottery segment also expended and capitalized approximately $2.8 million for intangible and other assets, including approximately $2.2 million for software development and $.6 million for deferred start-up costs associated with on-line lottery contracts.

     The Company, in the first quarter 1996, invested an additional $1.4 million in the UWS segment which the Company decided to sell in the fourth quarter 1995. The additional investment was made primarily to satisfy contractual commitments to deliver additional new totalizator terminals.

     Historically, the Company has met its cash flow requirements primarily with cash provided by operations, public offerings of equity securities, and from borrowings from financial institutions. The Company, in 1995 won several significant new on-line lottery contracts with estimated 1996 capital expenditures of approximately $30,000,000, and may be successful in obtaining significant new contracts for the on-line or gaming machine segments. Sizable capital expenditures in excess of current capital sources will be required in advance of any anticipated capital generated by the new contracts.
Accordingly, for the new contracts, the Company is seeking additional financing, the availability and the terms of which are subject to various uncertainties. Given the various uncertainties and the recent developments in the on-line lottery segment of the Company, there can be no assurance that such financing can be obtained or on terms satisfactory to the Company.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


                         PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     No significant changes have occurred with regard to legal proceedings as disclosed in Part 1, Item 3, of the Company's December 31, 1995 Form 10-K, except as follows:

     As previously reported, a purported class action, alleging violations of the federal antitrust laws, was filed in June 1994, in the federal district court in South Dakota against the Company and certain video lottery gaming machine operators in South Dakota, by a group of other video lottery gaming machine operators, alleging, among other things, a combination and conspiracy to unlawfully restrain trade in video lottery gaming machines by fixing lease prices for such machines, allocating territories and refusing to deal with other operators. Unspecified treble damages are sought, along with injunctive relief to bar the alleged practices. On April 12, 1996, the court granted the plaintiffs' motion to certify a class consisting of all video machine operators or licensed establishments to whom the Company allegedly refused to sell gaming machines during the relevant period. The action is still in the early stages of discovery, and it is not possible at this time to determine the outcome of the litigation.

ITEM 2.    CHANGES IN SECURITIES

     None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 5.    OTHER INFORMATION

     The Board of Directors, through its Strategic Planning Committee, is continuing, with the assistance of its investment banker, Salomon Brothers, to explore and evlauate various strategic alternatives and opportunities designed to enhance shareholder value.

     In January 1996, eight Winning Touch(R) gaming machines were placed at Sam's Town Hotel and Casino in Nevada on a field trial. The New Jersey Casino Control Commission and the Gaming Commissions of the states of Minnesota and Wisconsin approved the sale of Winning Touch(R) gaming machines in those states. In New Jersey, VLC can now sell gaming machines to Atlantic City casinos subject to separate approval of each sales transaction. The Minnesota approval allows VLC to sell gaming machines to the Native American casinos in that state.

     In January 1996, the Oregon State Lottery ordered an additional 1,075 video lottery terminals for lease from VLC. This order represents a 26% increase in the number of terminals leased by the state agency from VLC.

     In April 1996, the Nevada Gaming Commission unanimously approved VLC's Winning Touch(R) gaming machine for sale in Nevada.

     On April 4, 1996, Jeffrey D. Cushman, the designated EDS representative to the Company's Board of Directors, resigned from the Board.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a.    Listing of Exhibits

           EX-27   Financial Data Schedule (For SEC Use Only)

     b.    Reports on Form 8-K

           Form 8-K dated May 9, reporting the decision by the Arizona Lottery Commission to seek termination of its on-line lottery contract with AWI, due to the claimed inability of AWI to comply with certain contractual requirements in a timely fashion.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VIDEO LOTTERY TECHNOLOGIES, INC.



Date:     May 17, 1995              /s/ Richard M. Haddrill
                                    --------------------------------------------
                                    Richard M. Haddrill, Chief Financial Officer
                                    and Treasurer (authorized to sign on
                                    behalf of Registrant)