Form 10-Q
period 1996-06-30
VIDEO LOTTERY TECHNOLOGIES INC/DE
filed 1996-08-14
CIK 875459

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                               ------------

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


                                 (770) 481-1800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.     Yes     X        No
                                              ---            ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes           No
                               ---          ---
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,682,109 shares of Common Stock, $.01 par value, outstanding as of June 30, 1996.

                     Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans; the Company's indebtedness; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; and other factors.

                        VIDEO LOTTERY TECHNOLOGIES, INC.
                         AND CONSOLIDATED SUBSIDIARIES

                                     INDEX


PART I.      FINANCIAL INFORMATION
                                                                                         Page
                                                                                         ----
ITEM 1.      Financial Statements

             Consolidated Statements of Operations
             Six Months Ended June 30, 1996 and 1995,
             Three Months Ended June 30, 1996 and 1995                                    4

             Consolidated Balance Sheets
             June 30, 1996 and December 31, 1995                                          5

             Consolidated Statement of Stockholders' Equity
             Six Months Ended June 30, 1996                                               6

             Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1996 and 1995                                      7

             Notes to Consolidated Financial Statements                                   8

ITEM 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                   12


PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings                                                           20

ITEM 2.      Changes in Securities                                                       20

ITEM 3.      Defaults Upon Senior Securities                                             20

ITEM 4.      Submission of Matters to a Vote of Securities Holders                       20

ITEM 5.      Other Information                                                           20

ITEM 6.      Exhibits and Reports on Form 8-K                                            21


Signatures                                                                               22



                       PART I.     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

         VIDEO LOTTERY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                                    Six Months Ended June 30,          Three Months Ended June 30,
                                                    -------------------------          ---------------------------
                                                     1996               1995            1996               1995
                                                     ----               ----            ----               ----
REVENUES:
     On-line lottery                              $45,353,075         49,039,846       22,121,202        23,956,705
     Gaming machine and route operations           30,453,109         33,325,800       15,641,577        18,462,197
     Racetrack operations                           4,101,766          4,218,867        1,779,202         1,747,881
                                                  -----------         ----------       ----------        ----------
          Total revenues                           79,907,950         86,584,513       39,541,981        44,166,783
                                                  -----------         ----------       ----------        ----------

COSTS AND EXPENSES:
     On-line lottery                               27,361,511         31,417,313       12,861,073        15,917,891
     Gaming machine and route operations           16,060,641         19,660,620        7,879,560        11,478,136
     Racetrack operations                           4,304,519          4,396,326        1,805,134         1,777,882
     Selling, general and administrative           13,954,411         14,786,492        6,966,657         7,228,181
     Research and development                       2,783,854          4,563,322        1,767,731         2,351,942
     Other charges                                  8,234,982          3,080,000        2,234,982         3,080,000
     Depreciation and amortization                  9,512,041          9,500,397        4,621,761         4,807,813
                                                  -----------         ----------       ----------        ----------
          Total costs and expenses                 82,211,959         87,404,470       38,136,898        46,641,845
                                                  -----------         ----------       ----------        ----------

Earnings (loss) from continuing operations         (2,304,009)          (819,957)       1,405,083        (2,475,062)
                                                  -----------         ----------       ----------        ----------

OTHER INCOME (EXPENSE):
     Interest and other income                        356,946            645,860          167,101           314,337
     Interest expense                              (1,857,678)          (794,426)      (1,093,190)         (434,145)
     Gain (loss) on disposal of assets                 (3,250)          (148,388)          15,194          (156,149)
                                                  -----------         ----------       ----------        ----------
                                                   (1,503,982)          (296,954)        (910,895)         (275,957)
                                                  -----------         ----------       ----------        ----------

Earnings (loss) from continuing operations
     before income taxes and extraordinary
      items                                        (3,807,991)        (1,116,911)         494,188        (2,751,019)

Income tax benefit (expense)                          765,135            586,284              ---         1,070,402
                                                  -----------         ----------       ----------        ----------

Net earnings (loss) from continuing operations     (3,042,856)          (530,627)         494,188        (1,680,617)

Net earnings (loss) from discontinued
     operations                                           ---         (2,546,961)             ---        (1,103,911)
                                                  -----------         ----------       ----------        ----------

Net earnings (loss) before extraordinary items     (3,042,856)        (3,077,588)         494,188        (2,784,528)
                                                  -----------         ----------       ----------        ----------

Extraordinary gain, net                             4,014,050                ---              ---               ---
                                                  -----------         ----------       ----------        ----------

Net earnings (loss)                               $   971,194         (3,077,588)         494,188        (2,784,528)
                                                  ===========         ==========       ==========        ==========

Net earnings (loss) per share:
     From continuing operations                   $      (.24)              (.05)             .04              (.16)
     From discontinued operations                         ---               (.24)             ---              (.10)
     From extraordinary items                             .32                ---              ---               ---
                                                  -----------         ----------       ----------        ----------

                                                  $       .08               (.29)             .04              (.26)
                                                  ===========         ==========       ==========        ==========

Weighted average shares                            12,594,837         10,633,268       12,594,837        10,632,935
                                                  ===========         ==========       ==========        ==========





          See accompanying notes to consolidated financial statements.

         VIDEO LOTTERY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                 BALANCE SHEETS

                                                                          June 30,         December 31,
                                                                            1996               1995
                                                                            ----               ----
ASSETS
  Current assets:
      Cash and cash equivalents                                         $  3,167,773          1,406,979
      Available-for-sale securities and restricted
         short-term deposits                                               3,063,428          3,768,385
      Accounts receivable, net                                            18,757,600         19,320,286
      Current installments of notes receivable, net                        1,673,279          2,441,063
      Inventories                                                         25,513,491         23,462,545
      Prepaid expenses                                                     1,196,422          1,261,159
      Deferred income taxes                                                7,870,573          7,732,606
                                                                        ------------        -----------
  Total current assets                                                    61,242,566         59,393,023
                                                                        ------------        -----------

  Property, plant and equipment                                          132,675,246        114,235,306
      Less accumulated depreciation                                      (63,050,027)       (55,025,879)
                                                                        ------------        -----------
         Net property, plant and equipment                                69,625,219         59,209,427
                                                                        ------------        -----------

  Restricted cash deposits                                                   654,101            803,011
  Notes receivable, excluding current installments                         1,219,529            892,029
  Goodwill, net                                                           10,542,803         10,952,241
  Intangible and other assets, net                                        16,225,803         10,090,117
  Net assets of discontinued operations                                   10,697,967          7,270,505
                                                                        ------------        -----------
                                                                        $170,207,988        148,610,353
                                                                        ============        ===========

LIABILITIES
  Current liabilities:
      Notes payable                                                     $        ---          8,250,000
      Current installments of long-term debt                               7,597,370          6,077,708
      Accounts payable                                                    45,255,119         14,853,802
      Accrued expenses                                                     9,694,392          8,951,040
                                                                        ------------        -----------
         Total current liabilities                                        62,546,881         38,132,550
                                                                        ------------        -----------

  Long-term debt, excluding current installments                          11,652,015          6,235,336
  Other liabilities                                                              ---         10,000,000
  Deferred income taxes                                                    8,512,078          7,794,305
                                                                        ------------        -----------
         Total liabilities                                                82,710,974         62,162,191
                                                                        ------------        -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value.  Authorized 10,000,000
      shares; no shares issued                                                   ---                ---
  Series A Junior Preferred stock, $.01 par value, convertible
        non-cumulative.  Authorized 1,912,728 shares                          19,127             19,127
  Common stock, $.01 par value.  Authorized 25,000,000
      shares                                                                 106,821            106,821
  Paid-in capital                                                         97,284,358         97,284,358
  Deferred restricted stock compensation                                    (375,333)          (452,991)
  Accumulated deficit                                                     (9,537,959)       (10,509,153)
                                                                        ------------        -----------
         Total stockholders' equity                                       87,497,014         86,448,162
                                                                        ------------        -----------
                                                                        $170,207,988        148,610,353
                                                                        ============        ===========


          See accompanying notes to consolidated financial statements.

         VIDEO LOTTERY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' EQUITY

- -------------------------------------------------------------------------------------------------------------------
                          Series A                                  Restricted
                          Preferred      Common                       Stock          Accumu-         Total Stock-
                            Stock        Stock        Paid-in        Compen-      lated Deficit        holders'
                          par value    par value      Capital         sation                            Equity
- -------------------------------------------------------------------------------------------------------------------
 December 31,               $ 19,127      106,821     97,284,358     (452,991)      (10,509,153)       86,448,162
   1995

 Net earnings                    ---          ---            ---          ---           971,194           971,194

 Amortization of
   deferred
   restricted stock
   compensation                  ---          ---            ---       77,658               ---            77,658

 June 30, 1996                19,127      106,821     97,284,358     (375,333)       (9,537,959)       87,497,014

- -------------------------------------------------------------------------------------------------------------------
1996 Shares Issued and Outstanding
                                        Series A                      Common
Balance                               Preferred Stock                 Stock
- -------                               ---------------                 -----

Beginning and end of period             1,912,728                  10,682,109
                                        =========                  ==========





          See accompanying notes to consolidated financial statements.

         VIDEO LOTTERY TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS



                                                                         Six Months Ended June 30,
                                                                       -----------------------------
                                                                            1996            1995
                                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                   $    971,194      (3,077,588)
  Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
      Net loss from discontinued operations                                      ---       2,546,961
      Depreciation and amortization                                        9,512,041       9,500,397
      Other charges                                                        8,234,982       3,080,000
      Extraordinary gain, net                                             (4,014,050)            ---
      Sales of receivables                                                       ---       1,207,501
      Other, net                                                               3,250         133,120
  Changes in operating assets and liabilities:
      Receivables, net                                                    (2,551,511)     (3,831,128)
      Inventories                                                         (3,850,946)      3,497,095
      Prepaid expenses                                                        64,737         (68,672)
      Accounts payable                                                    32,429,756      (9,988,903)
      Accrued expenses                                                    (2,814,694)     (8,587,641)
      Deferred income taxes                                                  579,806        (338,651)
                                                                        ------------     -----------
Net cash provided (used)  by continuing operating activities              38,564,565      (5,927,509)
                                                                        ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                               (18,573,946)     (2,836,737)
      Expenditures on intangible and other noncurrent assets              (8,178,709)       (765,007)
      Proceeds from sales of equipment                                        21,871          15,402
      Change in restricted cash deposits                                     148,910        (246,578)
      Maturities (purchases) of available-for-sale securities, net           704,957       3,590,515
      Investment in discontinued operations                               (3,455,327)     (6,363,389)
                                                                        ------------     -----------
Net cash used by investing activities                                    (29,332,244)     (6,605,794)
                                                                        ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (payments) proceeds from notes payable to banks                 (8,250,000)      5,500,000
      Proceeds from issuance of long-term debt                             4,250,956      10,086,477
      Repayments of long-term debt                                        (3,472,483)     (3,621,563)
                                                                        ------------     -----------
Net cash (used) provided by financing activities                          (7,471,527)     11,964,914
                                                                        ------------     -----------

Net increase (decrease) in cash and cash equivalents                       1,760,794        (568,389)
                                                                        ------------     -----------

Cash and cash equivalents, beginning of period                             1,406,979       3,869,749
                                                                        ------------     -----------

Cash and cash equivalents, end of period                                $  3,167,773       3,301,360
                                                                        ============     ===========





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

              The consolidated balance sheet as of June 30, 1996 and the consolidated statements of operations and cash flows for the six-month periods ended June 30, 1996 and 1995 and the consolidated statement of stockholders' equity for the six-month period ended June 30, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made. The December 31, 1995 consolidated balance sheet was derived from consolidated financial statements audited by KPMG Peat Marwick LLP in connection with the Company's annual audit.

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

2.   DISCONTINUED OPERATIONS

     The Company, in the fourth quarter 1995, decided to sell United Wagering Systems, Inc. ("UWS"), its wagering systems segment, exclusive of the racetrack in Sunland Park, New Mexico. The Company entered into a non-binding letter of intent in the fourth quarter for the sale of this segment; however, this transaction was abandoned because final terms could not be negotiated. The Company continues to review other potential opportunities for the sale of this operation. The Company cannot predict the outcome of any such efforts.

     The estimated net realizable value of UWS of $10,697,967 is net of estimated selling costs. Management estimates that the discontinued segment's operations will break even during the estimated disposal period, although there can be no assurance that these results will be achieved.

3.   INVENTORIES

     A summary of inventory follows:

                                            June 30,         December 31,
                                             1996               1995
                                             ----               ----
     Manufacturing:
          Raw materials                   $14,017,300        14,044,823
          Work-in-process                   1,872,646           673,082
          Finished goods                    9,581,003         8,435,462
     Customer service and other                42,542           309,178
                                          -----------        ----------
                                          $25,513,491        23,462,545
                                          ===========        ==========

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   FINANCING AND INVESTING ACTIVITIES

     During the six-month period ending June 30, 1995, the Company transferred approximately $1,030,000 of inventory to property, plant and equipment in connection with leasing activities and approximately $3,900,000 in connection with installations of terminals under on-line lottery contracts. The Company had no significant non-cash transfers in the six-month period ending June 30, 1996. During the second quarter 1996, the Company transferred on-line lottery equipment with a depreciated cost of approximately $6,400,000 from depreciable property, plant and equipment to property, plant and equipment pending placement in conjunction with the Arizona contract termination. (See Note 6.) The equipment will be depreciated when placed in service.

     During the six-month period ending June 30, 1995, the Company sold notes receivable from equipment sales, with a face value of $1,207,501 to banks and other third parties. The notes are secured by the underlying equipment. The receivables sold are subject to recourse provisions in the event of default by the primary obligor. The Company had no significant sales of notes receivable in the six-month period ending June 30, 1996. As of June 30, 1996 outstanding receivables sold with recourse totaled approximately $4,950,000. Additionally, the Company has guaranteed or pledged securities for the indebtedness of others of approximately $1,100,000.

5.   EXTRAORDINARY ITEMS

     During 1995, the Company did not pay principal and interest obligations under the terms of the promissory notes from the Company to the sellers, in the aggregate amount of $10,000,000, made in conjunction with the acquisition by the Company of all the outstanding shares of UWS in May 1994. On March 25, 1996, the Company reached an agreement with the sellers settling all outstanding claims and disputes between them, including dismissal of all outstanding litigation, and restructured and reduced notes payable resulting in the extraordinary gain on debt extinguishment, net of taxes, of $4,014,050.

6.   COMMITMENTS AND CONTINGENCIES

     The Company is obligated to provide services and/or equipment under certain of its contracts. In addition, the various state on-line lottery and video gaming contracts contain provisions under which the Company may be subject to monetary penalties for central computer downtime, terminal failures, delays in servicing inoperable terminals within specified time periods and ticket stock shortages, among other things. (Electronic Data Systems Corporation ("EDS") has agreed to indemnify the Company's subsidiary, Automated Wagering International, Inc. ("AWI"), against certain liabilities under its contracts.) The Company accrues net losses in fulfilling the terms of these contracts when the loss is probable and can be reasonably estimated.

     The Company typically posts bid, litigation, and performance bonds for on-line lottery contracts. At June 30, 1996, the Company had issued collateral in support of the various bonds outstanding consisting of $1,850,000 of restricted short-term deposits and $7,500,000 of irrevocable standby letters of credit and a pledge of revenue streams of domestic on-line lottery contracts. Should the Company fail to meet contractually specified obligations during the contract term, the lottery authority may assess damages and exercise its right, under its contract, to collect on the applicable bond.

     Currently, the Company has disputes with two of its on-line lottery customers over certain performance measures under the respective lottery contracts. On May 17, 1996, the Arizona Lottery Commission terminated its on-line lottery contract with AWI, due to the claimed inability of AWI to comply with certain contractual requirements in a timely fashion, and has threatened to assess substantial damages for related claims of non-performance. In July 1996, the Commission replaced the Company's on-line lottery system in Arizona with a competitor's system. The Company is reviewing applicable risk management policies and EDS indemnities and believes at this time that it is probable that ultimate damage claims, if any, would not be material to the consolidated financial position.

     On May 14, 1996, the Minnesota Lottery notified AWI that under its contract it has not met certain of its obligations. As a result of these issues, the Lottery has assessed penalties and withheld certain payments to the Company. As of June 30, 1996, the receivable balance from the Lottery totaled approximately $3,720,000. On

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


August 9, 1996, the Minnesota Lottery notified the Company that its contract would not be extended beyond the expiration of the contract's base term in August 1997.

     As a result of various disputes with EDS under the Master Services Agreement ("MSA") between the Company and EDS and other matters, the Company has withheld certain payments to EDS. In July 1996, the MSA was terminated and an interim operating arrangement has been implemented while the parties continue efforts to resolve their differences. The ultimate outcome of these efforts cannot be predicted. The interim operating arrangement provides for the continuation of certain services by EDS on a week-to-week basis, through at least September 8, 1996, with weekly payments in advance of the estimated
charges.    At June 30, 1996, the Company had recorded a net payable to EDS of approximately $38,000,000 representing amounts billed by EDS for services. The repayment (if any) of the outstanding balance due EDS recorded at June 30, 1996, could not be made in the near term from current working capital and available amounts under the Company's loan agreement with its primary lender, First Bank, NA.

     On August 6 and August 7, 1996, respectively, AWI and the Company received notice of a complaint filed by EDS in state court in Collin County, Texas, against the Company and AWI alleging breach of an agreement entered into in connection with services provided by EDS under the MSA. EDS is seeking payment of charges totaling in excess of $33 million and has requested an injunction to bar the Company and AWI from diverting any further proceeds received from on-line lottery contracts until total payment of the disputed amounts have been made, or a declaration that EDS has properly terminated the MSA and is, therefore, not subject to the mandatory arbitration provisions of the MSA. The Company has been withholding these amounts because of EDS performance issues.

     The termination of the MSA with EDS constituted an event of default under the Company's loan agreement with First Bank, NA and the Company is working with First Bank to revise its facilities and to structure the loan agreement for anticipated credit resources in the future. The default has been waived subject to completion of an amendment to the loan agreement. At June 30, 1996, the Company had outstanding long-term debt with First Bank, including current installments, of $10,270,000, recorded in continuing and discontinued segments, and $7,500,000 of outstanding irrevocable letters of credit, leaving $12,500,000 unadvanced on the $20,000,000 revolving line of credit. There can be no assurance that the negotiations with First Bank will result in terms satisfactory to the Company. Furthermore, given the various uncertainties and the recent developments in the on-line lottery segment, there can be no assurance that additional financing can be obtained or on terms satisfactory to the Company.

     In the quarter ended June 30, 1996, the Company recorded $2,235,000 of other special charges for asset impairments and contingent liabilities primarily due to the various disputes discussed above. The other special charges recorded in the second quarter 1996 are in addition to $6,000,000 recorded in the first quarter 1996 related primarily to the same disputes. The cumulative charges of approximately $8,200,000 consist of approximately $2,100,000 for inventory reserves and writeoffs, $500,000 of deferred start-up costs, $2,000,000 for contingent liabilities and $1,600,000 for net uncollectible receivable accounts and $2,000,000 for contractual commitments. The special charges and reserves represent management's best estimate of the realizability of assets, and estimate of loss contingencies based on the current strategy for the on-line lottery segment and related facts and circumstances. The Company continues to evaluate its strategic direction for the on-line lottery segment in light of the disputes with certain customers and EDS. Should the Company fail to resolve and settle the disputes satisfactorily or change its strategic plan, the Company's consolidated financial position and results of operations could experience a material adverse change.

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

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Revenue from the gaming machine and route operations segment consists of sales and lease of video gaming machines, sales of parts, central control site hardware and software, service of terminals, license fees, and from operation of gaming machine route operations. The revenue from route operations consists primarily of machine gaming wagers net of pay-outs to patrons and state gaming taxes. Revenue from gaming machine sales is subject to significant fluctuations as new jurisdictions approve legislation for video lottery gaming operations and if the Company is awarded a contract in any such jurisdictions. Gaming machine and route operations includes lease revenue which is derived from the lease of terminals to the Oregon Lottery, which commenced video lottery in April 1992, to the Rhode Island Lottery, which implemented a limited form of video lottery at two pari-mutuel facilities in September 1992, and to the Delaware Lottery, at two pari-mutuel venues within the state. The Company began leasing video lottery gaming machines to the Delaware Lottery in December 1995. The Company expects video lottery and route operations revenue to continue to be a significant component of total revenues. Gaming machine revenue is generated primarily by the Company's Video Lottery Consultants, Inc. ("VLC"), subsidiary.

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

         Gross profit for each segment is herein defined as revenues for that segment less the corresponding costs and expenses (excluding depreciation and amortization expense and other special charges). Costs and expenses related to on-line lottery revenue include all direct costs and allocated indirect costs involved in operating the on-line lottery equipment in each jurisdiction in which the Company has a contract as well as direct costs of equipment sales. Costs and expenses related to gaming machine revenue include direct costs of production, including labor and allocated manufacturing overhead. Costs and expenses related to route operations include the locations owners' share of the net machine revenues. Costs and expenses related to racetrack operations include direct and allocated indirect costs associated with the operation of the racetrack.

         Selling, general and administrative expenses consist of labor costs, professional fees, repairs and maintenance expense, promotion and advertising costs, occupancy and other costs, other than those included in costs and expenses applicable to the determination of gross profit as defined above.

Second Quarter 1996 Compared with Second Quarter 1995

         Total revenue in the second quarter 1996 decreased by $4.7 million (8.1%) to $39.5 million from $44.2 million in the second quarter 1995. Overall gross profit increased by $2.0 million (13.4%) to $17.0 million from $15 million in the second quarter 1995. The Company had net earnings from continuing operations before extraordinary items of $.5 million as compared to a net loss of $1.7 million in the second quarter 1995. The operating results from continuing operations reflect pre-tax special charges of $2.2 million and $3.1 million in the second quarters ended June 30, 1996 and 1995, respectively. Inclusive of the results of continuing and

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


discontinued operations and extraordinary items the Company had net earnings of $.5 million in the second quarter 1996 as compared to a net loss of $2.8 million in the second quarter 1995.

         In November 1995, the Company decided to sell its investment in its pari-mutuel wagering systems segment, UWS, acquired in May 1994. A provision for the estimated loss, inclusive of break-even operations through the anticipated sale date, on the planned sale was recorded in the third quarter 1995 consolidated financial statements. The discontinued segment generated revenues of $5.7 million in the second quarter, 1996. The discontinued segment incurred a net loss of $1.1 million in the second quarter 1995 on $4.7 million of revenue.

                                On-line Lottery

         Currently, the Company has disputes with two of its on-line lottery customers over certain performance measures under the respective lottery contracts. On May 17, 1996, the Arizona Lottery Commission terminated its on-line lottery contract with AWI, due to the claimed inability of AWI to comply with certain contractual requirements in a timely fashion, and has threatened to assess substantial damages for related claims of non-performance. In July 1996, the Commission replaced the Company's on-line lottery system in Arizona with a competitor's system. The Company is reviewing applicable risk management policies and EDS indemnities and believes at this time that it is probable that any ultimate damage claims, if any, would not be material to the Company's consolidated financial position.

         On May 14, 1996, the Minnesota Lottery notified AWI that under its contract it has not met certain of its obligations. As a result of these issues, the Lottery has assessed penalties and withheld certain payments to the Company. As of June 30, 1996, the receivable balance from the Lottery totaled approximately $3.7 million. On August 9, 1996, the Minnesota Lottery notified the Company that its contract would not be extended beyond the expiration of the contract's base term in August 1997.

         As a result of various disputes with EDS under the MSA and other matters, the Company has withheld certain payments to EDS. In July 1996, the MSA was terminated and an interim operating arrangement has been implemented while the parties continue efforts to resolve their differences. The ultimate outcome of these efforts cannot be predicted. The interim operating arrangement provides for the continuation of certain services by EDS on a week-to-week basis, through at least September 8, 1996, with weekly payments in advance of the estimated charges. At June 30, 1996, the Company had a net payable recorded to EDS of approximately $38.0 million The repayment (if any) of the outstanding balance due EDS recorded at June 30, 1996, could not be made from current working capital and available amounts under the Company's loan agreement with its primary lender, First Bank, NA.

         The termination of the MSA constituted an event of default under the Company's loan agreement with First Bank, NA and the Company is working with First Bank to revise credit facilities and to structure the loan agreement for anticipated credit resources in the future. The default has been waived subject to completion of an amendment to the loan agreement. At June 30, 1996, the Company had outstanding long-term debt with First Bank, including current installments, of $10.3 million, recorded in continuing and discontinued segments, and $7.5 million of outstanding irrevocable letters of credit, leaving $12.5 million unadvanced on the $20.0 million revolving line of credit. There can be no assurance that the negotiations with First Bank will result in terms satisfactory to the Company. Furthermore, given the various uncertainties and the recent developments in the on-line lottery segment, there can be no assurance that any additional financing can be obtained or on terms satisfactory to the Company.

         In the quarter ended June 30, 1996, the Company recorded $2.2 million of other special charges for asset impairments and contingent liabilities primarily due to the various disputes discussed above. The other special charges recorded in the second quarter 1996 are in addition to $6.0 million recorded in the first quarter 1996 related primarily to the same disputes. The cumulative charges of approximately $8.2 million consist of approximately $2.1 million for inventory reserves and writeoffs, $.6 million of deferred start-up costs, $2.0 million for contingent liabilities and $1.6 million for net uncollectible receivable accounts and $2.0 million for contractual commitments. The special charges and reserves represent management's best estimate of the realizability of assets, loss contingencies based on the current strategy for the on-line lottery segment and related facts and circumstances. The Company continues to evaluate its strategic direction for the on-line lottery segment in light of the disputes with certain customers and EDS. Should the Company fail to resolve and settle the disputes

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


satisfactorily or change its strategic plan, the Company's consolidated financial position and results of operations could experience a material adverse change.

         In the second quarter 1995, the Company recorded $3.1 million of special and other unusual charges associated with exit costs and charges and asset impairment related to five contracts. In addition to the special and other unusual charges discussed above, the six months ended June 30, 1995 consolidated results of operations includes $1.3 million of other unusual charges including $1.0 million for severance costs and $.3 million other reserves and adjustments.

         Revenue from the on-line lottery segment decreased by $1.8 million (7.7%) to $22.1 million from $23.9 million in the second quarter 1995. The reduction is primarily the result of a decrease in international equipment sales as well as a decrease in revenue from the contract with the Florida Lottery substantially offset by an increase in revenues from contracts with the Delaware Lottery. Revenues from sales of on-line lottery equipment and parts was $.4 million and $2.0 million in the second quarters of 1996 and 1995, respectively.

         The expiration date of the current contract with the Florida Lottery was extended from June 30, 1996, to September 28, 1996, as a result of a delay of the award of a new contract. The award delay is due to pending protest claims in the bid process. The terms of the bid process provide the successful bidder 180 days from the notice of contract award to implement the new lottery system. The Florida Lottery contract accounted for 38.5% of on-line lottery revenues and 22.9% of total consolidated revenues in 1995 and 34.0% and 19.3%, respectively, in the six-month period ending June 30, 1996. The Company has submitted a bid for the new contract; however, there can be no assurance that the Florida Lottery will award the new contract to the Company.

         The contract for the Washington State Lottery expired on July 7, 1996, and has been awarded to a competitor. The contract generated revenues of $3.1 and $2.5 million in the second quarters of 1996 and 1995, respectively.

         The Maryland and Kentucky lottery authorities awarded bids for five-year on-line lottery contracts to the Company in 1995. The Maryland system implementation and start-up is scheduled to occur in August 1996. The contract with Kentucky, with an on-line lottery implementation date of October 1996, has not been finalized and there can be no assurance that any contract will be finalized. As of June 30, 1996, the Company had expended or committed to expend $17.1 million and $1.8 million for the Maryland and Kentucky lottery systems, respectively.

         The gross profit margin of the on-line lottery segment was 41.9% in the second quarter 1996 as compared to 33.6% in the second quarter 1995. The gross profit margin on services revenue in the on-line lottery segment was 41.8% in the second quarter 1996 as compared to 36.7% in the second quarter 1995. The increase reflects lower-than-normal fees for services provided by EDS in the second quarter 1996 in conjunction with the termination of the MSA. Management anticipates the gross margin level to be below second quarter 1996 levels under the interim operating arrangement with EDS. The gross profit margin on on-line lottery equipment sales was 28.2% and 0.0% in the second quarter 1996 and 1995, respectively.

                      Gaming Machine and Route Operations

         Revenue from gaming machine and route operations decreased by $2.9 million (15.7%) to $15.6 million from $18.5 million in the second quarter 1995.

         Revenue was recognized on shipments of 1,133 units in the second quarter 1996 as compared to 2,662 in the second quarter 1995. The reduction in unit sales primarily reflects lower sales in Quebec, Canada, and Louisiana and lower royalty unit sales in Australia. Included in the total units were approximately 18 and 302, respectively, of royalty unit sales in the second quarters 1996 and 1995. Additionally, the Company shipped 600 gaming machines under lease arrangements to the Oregon Lottery in the second quarter 1996 as compared to 419 units in the second quarter 1995. As of June 30, 1996, the Company had approximately 150 gaming machine terminals placed on a test basis with potential customers in various casino jurisdictions.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


         The following table reflects domestic and foreign revenues for the second quarters of 1996 and 1995 (amounts in millions):

                                                   Three Months Ended June 30,
                                         -------------------------------------------------
                                          1996           1995      $ Change       % Change
                                          ----           ----      --------       --------
        Domestic:
            Montana                      $  1.0           1.0          ---            ---
            Montana routes                  4.0           3.8          0.2            5.3
            Nevada                          0.9           ---          0.9            ---
            South Dakota                    0.8           1.0         (0.2)         (20.0)
            Louisiana                       0.4           2.7         (2.3)         (85.2)
            Oregon                          0.2           1.0         (0.8)         (80.0)
            Oregon lease                    1.4           1.0          0.4           40.0
            Rhode Island lease              0.6           0.6          ---            ---
            Delaware lease                  0.6           ---          0.6            ---
            Other                           0.5           0.5          ---            ---
                                          -----          ----          ---           ----
                                           10.4          11.6         (1.2)         (16.4)
                                          -----          ----          ---           ----

        Foreign:
            Atlantic Canada                 0.2           0.2          ---            ---
            Quebec, Canada                  0.1           6.0         (5.9)         (98.3)
            Victoria, Australia             0.2           0.4         (0.2)         (50.0)
            Norway                          1.8           ---          1.8            ---
            Peru                            2.6           ---          2.6            ---
            Other                           0.3           0.3          ---            ---
                                          -----          ----          ---           ----
                                            5.2           6.9         (1.8)         (11.6)
                                          -----          ----          ---           ----
                                          $15.6          18.5         (2.9)         (15.7)
                                          =====          ====          ===           ====

     The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue, as well as royalty and lease revenue was 49.6% in the second quarter 1996 as compared to 37.8% in the second quarter 1995. The increase reflects the absence of gaming machine sales in Quebec, Canada and lower sales levels in Louisiana in the second quarter 1996, which carry lower gross margins, an increase in central site sales over 1995 levels and an increase in leasing revenues over second quarter 1995 levels. The Company has delivered approximately 1,490 gaming machines under lease arrangements since the second quarter of 1995 including approximately 350 to the Delaware Lottery which initiated a gaming machine program in December 1995. The gross profit margin from route operations increased from 27.3% to 28.2% in the second quarter 1996 over the second quarter 1995.

                              Racetrack Operations

     Revenue from the operations in Sunland Park, New Mexico, decreased by $.1 million (5.6%) to $1.7 million from $1.8 million in the second quarter 1995. The segment had negative gross margins of 1.5% and 1.7% in the second quarters of 1996 and 1995, respectively.

     The recovery of a significant amount of the Company's investment in the racetrack operations in New Mexico is largely contingent upon the passage of gaming legislation in the State which would permit the racetrack to operate gaming machines. There can be no assurance of such legislation being enacted in the foreseeable future. The Company's investment in the racetrack operations is approximately $20.0 million at June 30, 1996.

                      Selling, General and Administrative

     Total selling, general and administrative expenses decreased by $.2 million (2.7%) to $7.0 million from $7.2 million in the second quarter 1995. In the second quarter 1995 the Company had $1.0 million in severance and related costs. Absent the severance charges in the second quarter 1995, selling, general and administrative expenses increased by $.8 million reflecting additional legal and professional fees associated with certain disputes with EDS and on-line lottery customers.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES



     Net research and development expense decreased by $.6 million reflecting relatively more amounts capitalized as software development in the second quarter 1996 as compared to 1995. The Company capitalized $.9 million and $.3 million in the second quarters of 1996 and 1995, respectively. The capitalized costs are related to the continued development and enhancements of the Company's central system software MasterLinkTM.

Six Months Ended June 30, 1996 and 1995

Total revenue decreased by $6.7 million (7.7%) to $79.9 million from $86.6 million in the six months ended June 30, 1995. The overall gross profit increased by $1.1 million (3.4%) to $32.2 million from $31.1 million in the six months ended June 30, 1995. The Company had net earnings of $1.0 million and a net loss of $3.1 million in the six-month periods ending June 30, 1996 and 1995, respectively. The $1.0 million net earnings in the six months ended June 30, 1996 includes a pre-tax charge of $8.2 million for special charges discussed below and is net of the extraordinary gain on debt extinguishment of $4.0 million. The net loss of $3.1 million in the six months ended June 30, 1995 includes $3.1 million of pre-tax special charges and $2.5 million of net loss from discontinued operations. Earnings before income taxes, extraordinary items and special charges from continuing operations was $4.4 million and $3.1 million in the six-month periods ended June 30, 1996 and 1995, respectively.

     In November 1995, the Company decided to sell its investment in its pari-mutuel wagering systems segment, UWS, acquired in May 1994. A provision for the estimated loss on the planned sale, inclusive of break-even operations through the anticipated sale date, was recorded in the third quarter 1995 consolidated financial statements. The discontinued segment generated revenues of $10.0 million in the six months ended June 30, 1996. The discontinued segment incurred a net loss of $2.5 million in the six months ended June 30, 1995 on $8.9 million of revenue.

     During 1995, the Company did not pay principal and interest obligations under the terms of the promissory notes to the sellers in the aggregate amount of $10.0 million made in conjunction with the acquisition of UWS. On March 25, 1996, the Company reached an agreement with the sellers settling all outstanding claims and disputes, including dismissal of all outstanding litigation, resulting in an extraordinary net gain on debt extinguishment of $4.0 million.

On-Line Lottery

     Revenue from the on-line lottery segment decreased by $3.6 million (7.5%) to $45.4 million from $49.0 million for the six months ended June 30, 1995. Included in the on-line lottery revenue for the six months ended June 30, 1996 and 1995 is $.8 million and $4.4 million, respectively, of revenue from international on-line lottery equipment and parts sales. Revenue from the Company's contract with the Florida Lottery decreased by $3.8 million primarily due to a decline in lottery ticket sales and the reduction in the contractual fee rate. Also included in on-line lottery revenue for the first three months of the six months ended June 30, 1996, is $1.6 million attributable to the contract with the Arizona Lottery which was terminated during the second quarter 1996 as discussed earlier.

     The contract for the Washington State Lottery expired on July 7, 1996, and has been awarded to a competitor. The contract generated revenues of $5.5 and $5.4 million in the six months ended June 30, 1996 and 1995, respectively.

     The gross profit margin in the on-line lottery segment was 39.7% and 35.9% in the six months ended June 30, 1996 and 1995, respectively. The gross profit margin on services revenue in the on-line lottery segment for the six months ended June 30, 1996 was 39.7% as compared to 38.0% in the six months ended June 30, 1995. The increase reflects lower-than-normal fees for services provided by EDS in the second quarter 1996 in conjunction with the termination of the MSA. Management anticipates the gross profit margin level to be below second quarter 1996 levels under the interim operating arrangement with EDS. The gross profit margin on on-line central system parts and equipment sales was 41.0% and 14.5% for the six months ended June 30, 1996 and 1995, respectively.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES



                      Gaming Machine and Route Operations

     Revenue from gaming machines and route operations decreased by $2.8 million (8.4%) to $30.5 million from $33.3 million in the six months ended June 30, 1995.

     Revenue was recognized on shipments of 2,507 units as compared to 4,796 for the six months ended June 30, 1995. The reduction in unit sales primarily reflects lower sales in Quebec, Canada and lower royalty unit sales in Australia. Included in the total units were approximately 120 and 1,063, respectively, of royalty unit sales for the six months ended June 30, 1996 and 1995, respectively. Additionally, the Company shipped 700 gaming machines under lease arrangements in the six months ended June 30, 1996, as compared to 780 in the same period in 1995.

     The following table reflects domestic and foreign sales for the six months ended June 30, 1996 and 1995 (amounts in millions):

                                                         Six Months Ended June 30,
                                            -----------------------------------------------
                                             1996          1995     $ Change       % Change
                                            ------        ------    --------       --------
       Domestic:
           Montana                          $  1.6          1.3         0.3           23.1
           Montana routes                      8.0          7.5         0.5            6.7
           Nevada                               .9          ---          .9            ---
           South Dakota                        1.5          2.7        (1.2)         (44.4)
           Louisiana                           0.5          5.9        (5.4)         (91.5)
           Oregon                              0.3          1.4        (1.1)         (78.6)
           Oregon lease                        2.8          1.9         0.9           47.4
           Rhode Island lease                  1.2          1.2         ---            ---
           Delaware lease                      1.1          ---         1.1            ---
           Other                               0.7          0.1         0.6          600.0
                                            ------         ----        ----          -----
                                              18.6         22.9        (4.3)         (18.8)
                                            ------         ----        ----          -----

       Foreign:
           Alberta, Canada                     2.5          0.6         1.9          316.7
           Atlantic Canada                     0.4          0.9        (0.5)         (55.6)
           Quebec, Canada                      2.0          6.1        (4.1)         (67.2)
           Victoria, Australia                 0.5          2.4        (1.9)         (79.2)
           Northern Territory, Australia       0.6          ---         0.6            ---
           Norway                              1.8          ---         1.8            ---
           Peru                                3.5          ---         3.5            ---
           Other                               0.6          0.4         0.2           50.0
                                            ------         ----        ----          -----
                                              11.9         10.4         1.5           12.5
                                            ------         ----        ----          -----
                                            $ 30.5         33.3        (2.8)          (8.4)
                                            ======         ====        ====          =====

     The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue, as well as royalty and lease revenue, was 47.3% as compared to 41.0%in for the six months ended June 30, 1995. The increase reflects the absence of gaming machine sales in Quebec, Canada in the six months ending June 30, 1996, which carry lower gross margins, an increase in central site sales over 1995 levels and an increase in leasing revenues over second quarter 1995 levels. The gross profit margin from route operations was 28.7% compared to 27.5% for the six months ended June 30, 1995.

Racetrack Operations

     Revenue from operations in Sunland Park, New Mexico, decreased by $.1 million (2.8%) to $4.1 million from $4.2 million in the six months ending June 30, 1995. The segment had negative gross margins of 5.0% and 4.2% in the second quarters of 1996 and 1995.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


Selling, General and Administrative

     Total selling, general and administrative expenses ("SG&A") decreased by $.8 million (5.6%) to $14.0 from $14.8 million in the six months ended June 30, 1995. As a percentage of sales, SG&A expenses were 17.5% for the six months ended June 30, 1996 as compared to 17.1% for the six months ended June 30, 1995. Absent the 1995 severance charges, the SG&A levels have essentially remained constant in the two periods.

     Net research and development expense decreased by $1.8 million reflecting primarily relatively more amounts capitalized as software development in the six months ended June 30, 1996 as compared to 1995. The Company capitalized $3.1 million and $.5 million in the six months ending June 30, 1996 and 1995, respectively. The capitalized costs are related to the Company's central system software, MasterLinkTM.

Liquidity and Capital Resources

     Working capital, defined as current assets less current liabilities, decreased by $22.6 million to a deficit of $1.3 million from $21.3 million at December 31, 1995. The reduction reflects the growth in trade accounts payable to EDS as a result of the Company's decision to withhold certain payments to EDS due to various disputes with EDS discussed elsewhere.

     The net increase in inventories of $2.0 million reflects an impairment charge of approximately $2.1 million, a $2.3 million reduction in on-line lottery raw materials inventories (see Note 6 to the Notes to Consolidated Financial Statements), and an increase in gaming machine inventories of approximately $6.6 million. The increase in gaming machine inventories reflects forecasted increased sales in the Nevada, New Jersey and various other casino markets, although there can be no assurance of increased sales in these jurisdictions. As of June 30, 1996, the Company had approximately 150 gaming machine terminals placed on a test basis with potential customers in these casino jurisdictions. The Company is actively marketing inventories, with a carrying value of approximately $13.0 million, of international on-line lottery terminals in a number of locations. Should marketing plans not be met due to changes in international operations or domestic events, management will consider the necessity of recording additional reserves and charges to recognize asset value impairment.

     The Company had proceeds from issuance of long-term debt of approximately $4.3 million in the first quarter 1996 representing the securitization of gaming machines under lease arrangement with the Oregon Lottery. This issuance is in addition to $5.2 million of long-term debt issued in the fourth quarter 1995 secured by similar assets. The term of the debt issued in the fourth quarter 1995 and second quarter 1996 is approximately five years.

     As a result of various disputes with EDS under the MSA and other matters, the Company has withheld certain payments to EDS. In July 1996, the MSA was terminated and an interim operating arrangement has been implemented while the parties continue efforts to resolve their differences. The ultimate outcome of these efforts cannot be predicted. The interim operating arrangement provides for the continuation of certain services by EDS on a week-to-week basis, through at least September 8, 1996, with weekly payments in advance of the estimated
charges.    At June 30, 1996, the Company had recorded a net payable to EDS of approximately $38.0 million. The repayment (if any) of the outstanding balance due EDS recorded at June 30, 1996, could not be made from current working capital and available amounts under the Company's loan agreement with its primary lender, First Bank, NA.

     The termination of the agreements with EDS constituted an event of default under the Company's loan agreement with First Bank, NA and the Company is working with First Bank to revise available credit facilities and to structure the loan agreement for anticipated credit resources in the future. The default has been waived subject to completion of an amendment to the loan agreement. At June 30, 1996, the Company had outstanding long-term debt with First Bank, including current installments, of $10.3 million, recorded in continuing and discontinued segments, and $7.5 million of outstanding irrevocable letters of credit, leaving $12.5 million unadvanced on the $20.0 million revolving line of credit. There can be no assurance that the negotiations with First Bank will result in terms satisfactory to the Company. Furthermore, given the various uncertainties and the recent developments in the on-line lottery segment, there can be no assurance that any new financing can be obtained or on terms satisfactory to the Company.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


     As discussed earlier, the Company reached a favorable settlement with the sellers of UWS, acquired by the Company in May 1994. The settlement, among other things, resulted in the extinguishment of approximately $4.0 million of $10.0 million of notes payable to the sellers which had been recorded as an other non-current liability on the consolidated balance sheet at December 31, 1995. The remaining $6.0 million is payable over a five-year period with acceleration clauses for the occurrence of certain events.

     In the six months ended June 30, 1996, the Company expended $18.6 million on fixed assets composed primarily of $15.2 million for on-line lottery equipment and $3.4 million for gaming machine and routes operations. The on-line lottery segment capital expenditures were primarily for the Maryland Lottery implementation which is scheduled to start up in August. The capital expenditures in the gaming machine segment were primarily for the delivery of 700 terminals under lease agreement with the Oregon Lottery.

     The on-line lottery segment also expended and capitalized approximately $7.9 million for intangible and other assets including approximately $3.1 million for continued software development to be initially implemented with the Maryland on-line lottery system and $4.8 million for deferred start-up costs associated with on-line lottery contracts.

     The Company, in the six months ended June 30, 1996, invested an additional $3.5 million in the UWS segment which the Company decided to sell in the fourth quarter 1995. The additional investment was made primarily to satisfy contractual commitments to deliver additional new totalizator terminals and service debt. The Company continues to review opportunities for the sale of this operation, although the outcome of such efforts cannot be predicted.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


                         PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     No significant changes have occurred with regard to legal proceedings as disclosed in Part 1, Item 3, of the Company's December 31, 1995 Form 10-K, except as follows:

     On August 6 and August 7, 1996, respectively, AWI and the Company received notice of a complaint filed by EDS in state court in Collin County, Texas, against the Company and AWI alleging breach of an agreement entered into in connection with services provided by EDS under the MSA. EDS is seeking payment of charges totaling in excess of $33 million and has requested an injunction to bar the Company and AWI from diverting any further proceeds received from on-line lottery contracts until total payment of the disputed amounts have been made, or a declaration that EDS has properly terminated the MSA and is, therefore, not subject to the mandatory arbitration provisions of the MSA. The Company has been withholding these amounts because of EDS performance issues.

ITEM 2.    CHANGES IN SECURITIES

     None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 5.    OTHER INFORMATION

     The Board of Directors, through its Strategic Planning Committee, is continuing, with the assistance of its investment banker, Salomon Brothers, to explore and evaluate various strategic alternatives and opportunities designed to enhance shareholder value.

     On May 2, 1996, the California State Lottery chose AWI to provide instant ticket validation terminals in a contract valued at $1.75 million. AWI will make delivery of 2,200 terminals in the second half of 1996.

     On May 17, 1996, the Arizona Lottery Commission terminated its on-line lottery contract with AWI. In July 1996, the Commission replaced AWI with another on-line lottery operator.

     On May 9, 1996, United Tote Company announced that it processed a record total combined system handle for Kentucky Oaks Day and Derby Day of $86 million, $32.2 million more than the previous year.

     On June 25, 1996, the Montana State Lottery awarded AWI a two-year contract to provide on-line services worth an estimated $7 million.

     On July 15, 1996, the Company announced the termination of its contract with EDS.

     On August 9, 1996, the Company announced that EDS had filed a complaint in Texas state court against the Company and AWI, claiming the contract under which eds had been providing AWI with information technology and other outsourcing services had been breached, and seeking payment of charges totaling in excess of $33 million, which payment the Company has been withholding because of EDS performance issues.

     On August 9, 1996, the Minnesota Lottery notified the Company that its on-line lottery contract would not be extended beyond the expiration of the contract's base term in August 1997.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a.    Listing of Exhibits

           EX-27   Financial Data Schedule (For SEC Use Only)

     b.    Reports on Form 8-K

           Form 8-K dated July 15, 1996.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VIDEO LOTTERY TECHNOLOGIES, INC.



Date:     August 13, 1995          /S/ Richard M. Haddrill
                                   ------------------------------------------
                                   Richard M. Haddrill, Chief Financial
                                   Officer and Treasurer (authorized to
                                   sign on behalf of Registrant)