Form 10-Q
period 1996-09-30
VIDEO LOTTERY TECHNOLOGIES INC/DE
filed 1996-11-14
CIK 875459

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ------  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR


 ------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                            -------   --------

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


                                 (770) 481-1800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    -----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                          -----     ------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,682,109 shares of Common Stock, $.01 par value, outstanding as of September 30, 1996.

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

                        VIDEO LOTTERY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I.       FINANCIAL INFORMATION
                                                                                                                   Page
                                                                                                                   ----
ITEM 1        Financial Statements
              Consolidated Statements of Operations
              Nine Months Ended September 30, 1996 and 1995,
              Three Months Ended September 30, 1996 and 1995                                                       4

              Consolidated Balance Sheets
              September 30, 1996 and December 31, 1995                                                             5

              Consolidated Statement of Stockholders' Equity
              Nine Months Ended September 30, 1996                                                                 6

              Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1996 and 1995                                                        7

              Notes to Consolidated Financial Statements                                                           8

ITEM 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                           13


PART II       OTHER INFORMATION

ITEM 1        Legal Proceedings                                                                                   22

ITEM 2        Changes in Securities                                                                               22

ITEM 3        Defaults Upon Senior Securities                                                                     22

ITEM 4        Submission of Matters to a Vote of Securities Holders                                               22

ITEM 5        Other Information                                                                                   22

ITEM 6        Exhibits and Reports on Form 8-K                                                                    23


Signatures                                                                                                        24

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Nine Months Ended              Three Months Ended
                                                              September 30,                    September 30,
                                                          1996            1995            1996            1995
                                                     -------------    ------------    -----------    -----------
REVENUES:
         On-line lottery                             $  65,789,607      69,343,364     20,436,532     20,303,518
         Gaming machine and route operations            43,560,497      48,892,107     13,107,388     15,566,307
         Wagering systems and racetrack operations      21,533,031      20,183,329      7,389,920      7,066,547
                                                     -------------    ------------    -----------    -----------
              Total revenues                           130,883,135     138,418,800     40,933,840     42,936,372
                                                     -------------    ------------    -----------    -----------

COSTS AND EXPENSES:
         On-line lottery                                42,596,851      44,908,241     15,235,340     13,490,928
         Gaming machine and route operations            23,282,815      29,227,268      7,222,174      9,566,648
         Wagering systems and racetrack operations      15,407,789      16,066,061      4,996,160      4,564,507
         Selling, general and administrative            21,616,832      22,979,035      6,408,447      6,249,157
         Research and development                        5,062,198       7,532,546      1,938,018      2,547,611
         Other charges                                  12,934,982       3,080,000      4,700,000           --
         Depreciation and amortization                  17,315,282      17,588,576      5,852,853      5,695,812
                                                     -------------    ------------    -----------    -----------
              Total costs and expenses                 138,216,749     141,381,727     46,352,992     42,114,663
                                                     -------------    ------------    -----------    -----------

Earnings (loss) from continuing operations              (7,333,614)     (2,962,927)    (5,419,152)       821,709
                                                     -------------    ------------    -----------    -----------

OTHER INCOME (EXPENSE):
         Interest  and other income                        752,277         788,714        311,290        240,049
         Interest expense                               (2,910,763)     (2,223,782)      (734,533)    (1,696,932)
                                                     -------------    ------------    -----------    -----------
                                                        (2,158,486)     (1,435,068)      (423,243)    (1,456,883)
                                                     -------------    ------------    -----------    -----------
Loss from continuing operations
         before income taxes and extraordinary
          items                                         (9,492,100)     (4,397,995)    (5,842,395)      (635,174)

Income tax benefit                                       1,197,146       1,659,054        531,637        973,821
                                                     -------------    ------------    -----------    -----------

Net earnings (loss) from continuing operations          (8,294,954)     (2,738,941)    (5,310,758)       338,647

Reversal of (provision) for loss on discontinuance
         of wagering systems operations                  5,482,279      (5,772,632)     5,540,939     (5,772,632)
                                                     -------------    ------------    -----------    -----------

Net earnings (loss) before extraordinary items          (2,812,675)     (8,511,573)       230,181     (5,433,985)

Extraordinary gain, net                                  4,014,050            --             --             --
                                                     -------------    ------------    -----------    -----------

Net earnings (loss)                                  $   1,201,375      (8,511,573)       230,181     (5,433,985)
                                                     =============    ============    ===========    ===========

Net earnings (loss) per share:
         From continuing operations                  $        (.66)           (.26)          (.42)           .03
         From discontinued operations                          .44            (.54)           .44           (.54)
         From extraordinary items                              .32            --             --             --
                                                     -------------    ------------    -----------    -----------
                                                     $         .10            (.80)           .02           (.51)
                                                     =============    ============    ===========    ===========

Weighted average shares                                 12,594,837      10,616,511     12,594,837     10,583,544
                                                     =============    ============    ===========    ===========

          See accompanying notes to consolidated financial statements.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,      December 31,
                                                                        1996               1995
                                                                        ----               ----

ASSETS
     Current assets:
         Cash and cash equivalents                                  $     785,031       1,992,667
         Available-for-sale securities and restricted
              short-term deposits                                       1,864,051       3,768,385
         Accounts receivable, net                                      20,273,651      22,254,361
         Current installments of notes receivable, net                  3,611,683       2,814,814
         Inventories                                                   27,569,181      26,399,936
         Prepaid expenses                                               1,506,162       1,261,963
         Income tax refund receivable                                   3,787,437       2,431,068
         Deferred income taxes                                         10,147,220       7,732,606
                                                                    -------------    ------------
     Total current assets                                              69,544,416      68,655,800
                                                                    -------------    ------------

     Property, plant and equipment                                    159,394,579     132,325,663
         Less accumulated depreciation                                (75,062,309)    (60,493,819)
                                                                    -------------    ------------
              Net property, plant and equipment                        84,332,270      71,831,844
                                                                    -------------    ------------

     Restricted cash deposits                                             571,378         817,024
     Notes receivable, excluding current installments                   3,575,979       3,101,503
     Goodwill, net                                                     10,338,082      10,952,241
     Intangible and other assets, net                                  17,187,708      10,492,573
                                                                    -------------    ------------
                                                                    $ 185,549,833     165,850,985
LIABILITIES                                                         =============    ============
     Current liabilities:
         Notes payable                                              $   7,500,000       8,250,000
         Current installments of long-term debt                        11,373,533       9,588,708
         Accounts payable                                               4,438,369       4,808,638
         Due to EDS                                                    37,176,751      10,682,000
         Accrued expenses                                              14,419,557      15,339,707
                                                                    -------------    ------------
              Total current liabilities                                74,908,210      48,669,053
                                                                    -------------    ------------

     Long-term debt, excluding current installments                    12,314,956      12,884,564
     Other liabilities                                                       --        10,000,000
     Deferred income taxes                                             10,560,643       7,849,206
                                                                    -------------    ------------
              Total liabilities                                        97,783,809      79,402,823
                                                                    -------------    ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value.  Authorized 10,000,000
         shares; no shares issued                                            --              --
     Series A Junior Preferred stock, $.01 par value, convertible
         non-cumulative.  Authorized 1,912,728 shares                      19,127          19,127
     Common stock, $.01 par value.  Authorized 25,000,000
         shares                                                           106,821         106,821
     Paid-in capital                                                   97,284,358      97,284,358
     Deferred restricted stock compensation                              (336,504)       (452,991)
     Accumulated deficit                                               (9,307,778)    (10,509,153)
                                                                    -------------    ------------
              Total stockholders' equity                               87,766,024      86,448,162
                                                                    -------------    ------------
                                                                    $ 185,549,833     165,850,985
                                                                    =============     ===========

          See accompanying notes to consolidated financial statements.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------
                    Series A                         Restricted
                   Preferred   Common                   Stock                   Total Stock-
                     Stock     Stock      Paid-in      Compen-      Accumu-       holders'
                   par value  par value   Capital      sation    lated Deficit     Equity
-------------------------------------------------------------------------------------------

December 31,         $19,127   106,821   97,284,358   (452,991)   (10,509,153)   86,448,162
 1995

Net earnings            --        --           --         --        1,201,375     1,201,375

Amortization of
  deferred
  restricted stock
  compensation          --        --           --      116,487           --         116,487
                     -------   -------   ----------   --------    -----------    ----------

September 30,
 1996                $19,127   106,821   97,284,358   (336,504)    (9,307,778)   87,766,024
                     =======   =======   ==========   ========    ===========    ==========
-------------------------------------------------------------------------------------------


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

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended September 30,
                                                                         ------------------------------
                                                                             1996             1995
                                                                         -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                 $   1,201,375      (8,511,573)

     Adjustments to reconcile net earnings (loss) to net
         cash provided by operating activities:
         (Reversal of provision) provision for loss from
              discontinued operations                                       (5,482,279)      5,772,632
         Depreciation and amortization                                      17,315,282      17,588,576
         Other charges                                                      12,934,982       3,080,000
         Extraordinary gain, net                                            (4,014,050)           --
         Sales of receivables                                                     --         1,207,501
         Other, net                                                                322         170,149
     Changes in operating assets and liabilities:
         Receivables, net                                                   (2,845,116)     (6,329,947)
         Inventories                                                        (4,108,500)      2,661,756
         Prepaid expenses                                                     (244,199)        (76,134)
         Accounts payable                                                    1,658,170         854,799
         Due to EDS                                                         26,494,751      (9,584,000)
         Accrued expenses                                                   (5,750,242)     (8,784,257)
         Deferred and refundable income taxes                               (1,059,546)       (802,898)
                                                                         -------------    ------------
Net cash provided (used)  by continuing operating activities                36,100,950      (2,753,396)
                                                                         -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                              (23,927,563)    (13,061,467)
         Expenditures on intangible and other noncurrent assets             (9,860,223)     (1,190,372)
         Proceeds from sales of equipment                                       21,871          43,539
         Change in restricted cash deposits                                    245,646        (395,876)
         Maturities of available-for-sale securities, net of purchases       1,904,334       3,588,821
                                                                         -------------    ------------
Net cash used by investing activities                                      (31,615,935)    (11,015,355)
                                                                         -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net (payments) proceeds from notes payable to banks                  (750,000)      6,100,000
         Proceeds from issuance of long-term debt                            4,364,424      19,086,477
         Repayments of long-term debt                                       (9,307,075)    (13,162,719)
                                                                         -------------    ------------

Net cash (used) provided by financing activities                            (5,692,651)     12,023,758
                                                                         -------------    ------------

Net decrease in cash and cash equivalents                                   (1,207,636)     (1,744,993)

Cash and cash equivalents, beginning of period                               1,992,667       3,869,749
                                                                         -------------    ------------

Cash and cash equivalents, end of period                                 $     785,031       2,124,756
                                                                         =============    ============

          See accompanying notes to consolidated financial statements.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Presentation

                  The consolidated financial statements include the accounts of Video Lottery Technologies, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

                  The consolidated balance sheet as of September 30, 1996 and the consolidated statements of operations and cash flows for the three-month periods ended September 30, 1996 and 1995 and nine-months ended September 30, 1996 and 1995, respectively, and the consolidated statement of stockholders' equity for the nine-month period ended September 30, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made. The December 31, 1995 consolidated balance sheet was derived from consolidated financial statements audited by KPMG Peat Marwick LLP in connection with the Company's annual audit. Certain reclassifications, including items discussed in Note 2 regarding the reversal of certain discontinued operations, have been made to the 1995 amounts to conform to the 1996 presentation.

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

2.       WAGERING SYSTEMS SEGMENT

         The Company, in the fourth quarter 1995, made a decision to sell United Wagering Systems, Inc. ("UWS"), its wagering systems segment, exclusive of the racetrack in Sunland Park, New Mexico. The Company entered into a non-binding letter of intent in the fourth quarter 1995 for the sale of this segment; however, this transaction was abandoned because final terms could not be negotiated. The Company continued to review other potential opportunities for the sale of this operation through the second quarter 1996; however, due to operational improvements and industry and market conditions, the Company has decided to no longer actively pursue the disposal of the wagering systems segment. In accordance with the requirements outlined in Financial Accounting Standards Board Emerging Issues Task Force issue No. 90-16 "Accounting for Discontinued Operations Subsequently Retained," the results of operations of the wagering systems segment have been reclassified to continuing operations in all periods presented. The remaining estimated provision for loss on disposal of approximately $5,500,000, recorded in 1995, has been reversed in the third quarter 1996. Concurrent with the reversal, the Company recorded an impairment charge on certain long-lived assets of the wagering systems segment of approximately $2,800,000. Additionally, in the third quarter 1996, the Company implemented a restructuring plan of the manufacturing and repair and maintenance operations of the wagering systems segment inclusive of closing a facility in Shepherd, Montana. The manufacturing of wagering system terminals will be performed in the Company's Bozeman, Montana facility. Costs and expenses recorded in the third quarter 1996 for the restructuring plan were approximately $300,000.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       INVENTORIES

         A summary of inventory follows:

                                 September 30,       December 31,
                                      1996               1995
                                      ----               ----
Manufacturing:
     Raw materials                 $12,616,512        15,159,742
     Work-in-process                   277,163           673,082
     Finished goods                 13,537,326         8,602,181
Customer service and other           1,138,180         1,964,931
                                   -----------        ----------
                                   $27,569,181        26,399,936
                                   ===========        ==========

4.       FINANCING AND INVESTING ACTIVITIES

         During the nine-month period ending September 30, 1995, the Company recorded non-cash transfers of approximately $1,030,000 of 1994 inventory to property, plant and equipment in connection with leasing activities and approximately $3,900,000 in connection with installations of terminals under on-line lottery contracts. The Company had no significant non-cash transfers in the nine-month period ending September 30, 1996. During the third quarter 1996, the Company transferred on-line lottery equipment with a depreciated cost of approximately $6,400,000 from depreciable equipment to equipment pending placement. The transfer was made in conjunction with the Arizona contract termination. (See Note 7.) The equipment will be depreciated when placed in service or charged to costs if sold.

         During the nine-month period ending September 30, 1995, the Company sold notes receivable from equipment sales, with a face value of $1,207,501 to banks and other third parties. The notes are secured by the underlying equipment. The receivables sold are subject to recourse provisions in the event of default by the primary obligor. The Company had no significant sales of notes receivable in the nine-month period ending September 30, 1996. As of September 30, 1996 outstanding receivables sold with recourse totaled approximately $4,900,000. Additionally, the Company has guaranteed or pledged securities for the indebtedness of others of approximately $1,199,000.

5.       RELATED PARTY ACTIVITIES

         In January 1994, the Company entered into a Master Services Agreement ("MSA") with Electronic Data Systems Corporation ("EDS") which became effective March 1, 1994. Under the MSA, EDS provides system engineering, field maintenance and computing services to the Company over an initial ten-year period with successive automatic one-year renewal periods unless notice of non-renewal is given by either party. EDS purchased 545,454 shares of the Company's Common Stock and 1,912,728 shares of Series A Junior Preferred Stock (Series A Preferred Stock), each at a share price of $27.50. The Series A Preferred Stock carries dividend rights equal to the Company's Common stock, is non-voting, and is convertible to 1,912,728 shares of Common Stock after ninety days' prior written notice. Effective November 1, 1996, the Company and EDS reached an agreement to transition essentially all services and selected personnel primarily associated with the Company's gaming machine segment technical support, research and development back to the Company.

         As a result of various disputes between the Company and EDS, the Company has withheld certain payments to EDS. In July 1996, the MSA was terminated and an interim operating arrangement has been implemented while the parties continue efforts to resolve the disputes. (See Note 7.) The ultimate outcome of these efforts, including whether or not EDS will continue to provide services, cannot be predicted. The interim operating arrangement provides for the continuation of certain services by EDS on a week-to-week basis. The current arrangement calls for weekly payments in advance of services. The weekly payments are allocated by the Company, primarily to costs of on-line lottery revenues, research and development (including capitalized software development), selling, general and administrative expenses and deferred start-up costs based on pre-MSAtermination allocations and other information available. The allocations represent management's best estimate of the fees attributable to services being provided by EDS. At September 30, 1996, and December 31, 1995, the

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company had recorded a net payable to EDS of approximately $37,200,000 and $10,682,000 representing outstanding amounts billed by EDS for services. The repayment (if any) of the outstanding balance due EDS recorded at September 30, 1996, could not be made in the near term from current working capital and available amounts under the Company's loan agreement with its primary lender, First Bank, NA.

         In the nine-month periods ending September 30, 1996 and 1995, the Company recorded amounts billed for services, primarily related to on-line lottery contracts, from EDS of approximately $68,243,000 and $67,083,000, respectively. Of the total amounts, approximately $8,500,000 and $800,000 have been capitalized as software development and deferred start-up costs associated with on-line lottery contracts in the nine-month periods ending September 30, 1996 and 1995, respectively.

6.       EXTRAORDINARY ITEMS

         During 1995, the Company did not pay principal and interest obligations under the terms of the promissory notes from the Company to the sellers, in the aggregate amount of $10,000,000, made in conjunction with the acquisition by the Company of all the outstanding shares of UWS in May 1994. At December 31, 1995, the amount was recorded as other long-term liability on the Company's consolidated balance sheet. On March 25, 1996, the Company reached an agreement with the sellers settling all outstanding claims and disputes between them, including dismissal of all outstanding litigation, and restructured and reduced notes payable resulting in the extraordinary gain on debt extinguishment, net of taxes, of $4,014,050.


7.       COMMITMENTS AND CONTINGENCIES

         The Company is obligated to provide services and/or equipment under certain of its contracts. In addition, the various state on-line lottery and video gaming contracts contain provisions under which the Company may be subject to monetary penalties for central computer downtime, terminal failures, delays in servicing inoperable terminals within specified time periods and ticket stock shortages, among other things. EDS provides indemnity to the Company's subsidiary, Automated Wagering International, Inc. ("AWI"), against certain liabilities under its contracts. The Company accrues net losses in fulfilling the terms of these contracts when the loss is probable and can be reasonably estimated.

         The Company typically posts bid, litigation, and performance bonds for on-line lottery contracts. At September 30, 1996, the Company had issued collateral in support of the various bonds outstanding consisting of $1,850,000 of restricted short-term deposits and $7,500,000 of irrevocable standby letters of credit. Should the Company fail to meet contractually specified obligations during the contract term, the lottery authority may assess damages and exercise its right, under its contract, to collect, in part or in whole, on the applicable bond.

         In 1996, the Company has had disputes with several of its on-line lottery customers over certain performance measures under the respective lottery contracts. On May 14, 1996, the Minnesota Lottery notified AWI that under its contract it has not met certain of its obligations. As a result of these issues, the Minnesota Lottery has assessed penalties and withheld certain payments to the Company. On August 9, 1996, the Minnesota Lottery notified the Company that its contract would not be extended beyond the expiration of the contract's base term in August 1997.

         The Company has various other performance disputes with on-line lottery customers. As of September 30, 1996, the Company had a net receivable balance of approximately $3,400,000 from one lottery customer with which the Company has disputes. The ultimate outcome of the dispute resolution process with the on-line customers cannot be predicted; however, management believes that the ultimate resolution will not have a materially adverse effect on the consolidated financial position.

         The Maryland Lottery contract requires maintenance of a performance bond in the amount of $30,000,000 for the term of the contract. Such performance bond may be annually renewed on the anniversary date of contract execution. The Company currently is working with its surety company, the Maryland Lottery and other parties to satisfy the bonding requirements. There can be no assurance as to the satisfactory resolution of this requirement.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On May 17, 1996 the Arizona Lottery Commission terminated its on-line lottery contract with AWI, due to the claimed inability of AWI to comply with certain contractual requirements in a timely fashion, and threatened to assess substantial damages for related claims of non-performance. In July 1996, the Commission replaced the Company's on-line lottery system in Arizona with a competitor's system. In October, 1996, the Company, the State of Arizona, EDS and the insurers of AWI and EDS agreed to an $8,000,000 settlement of all outstanding disputes with the Arizona Lottery. The Company recorded asset impairments and contingent liabilities in the first and second quarters of 1996 totaling approximately $4,700,000. The settlement resulted in no additional charges in the third quarter 1996 to the Company's consolidated statement of operations and the Company will receive payment for outstanding trade receivables form the Arizona Lottery net of payments due under the settlement agreement. The net receipt anticipated is approximately $1,300,000.

         On August 6 and August 7, 1996, respectively, AWI and the Company received notice of a complaint filed by EDS in state court in Collin County, Texas, against the Company and AWI alleging breach of an agreement entered into in connection with services provided by EDS under the MSA. EDS is seeking payment of charges totaling in excess of $33,000,000 and has requested an injunction to bar the Company and AWI from diverting any further proceeds received from on-line lottery contracts until total payment of the disputed amounts have been made, or a declaration that EDS has properly terminated the MSA and is, therefore, not subject to the mandatory arbitration provisions of the MSA. The Company has been withholding these amounts because of EDS performance issues. The Company continues to evaluate its strategic direction for the on-line lottery segment in light of the disputes with certain customers and EDS and to enhance shareholder value. Should the Company fail to resolve and settle the disputes satisfactorily or change its strategic plan, the Company's consolidated financial position and results of operations could experience a material adverse change.

         Historically, the Company has met its cash flow requirements primarily with cash provided by operations, public offerings of equity securities, and from borrowings from financial institutions. At September 30, 1996, the Company had a deficit working capital position of approximately $5,400,000. The deficit includes a recorded payable of approximately $37,200,000 to EDS, the repayment of which (if any) could not be made from current working capital and available credit resources with the Company's primary lender.

         The Company, in 1996, has been selected by the Florida Lottery as the most highly qualified bidder for the award of a new five-year on-line lottery contract. A competitor, GTECH Corporation, has protested the Florida Lottery's selection of the Company. Pending resolution of the protest, the Company will commence contract negotiations. Under the terms of the request for proposal, sizable capital expenditures in excess of current credit facilities would be required to fulfill its terms. The availability of and terms of new financing are subject to numerous uncertainties and cannot be reasonably predicted.

         The termination of the MSA with EDS constituted an event of default under the Company's loan agreement with First Bank, NA. The default has been waived in conjunction with an amendment to the loan agreement which, among other things, reduced the revolving line of credit from $20,000,000 to $17,500,000. The Company, at September 30, 1996, has $2,500,000 available on the revolving line of credit.

         In the quarter ended September 30, 1996, the Company recorded $4,700,000 of other special charges for restructuring costs and asset impairments, consisting of approximately $3,100,000 related to the wagering systems segment as discussed in Note 2 and $1,600,000 of inventory writeoffs and reserves and writeoffs of deferred start-up costs in conjunction with the Company's agreement with the Kentucky Lottery Corporation not to proceed with the finalization of a contract which was previously awarded to the Company. The special charges recorded in the third quarter 1996 are in addition to $8,200,000 recorded in the first six months of 1996. The cumulative charges of approximately $12,900,000 consist of approximately $3,100,000 recorded in the third quarter 1996 related to the wagering systems segment discussed in Note 2 of the Notes to Consolidated Financial Statements, approximately $3,200,000 for inventory reserves and writeoffs, $1,000,000 of deferred start-up costs, $2,000,000 for contingent liabilities and $1,600,000 for net uncollectible receivable accounts and $2,000,000 for contractual commitments. The special charges and reserves represent management's best estimate of the realizability of assets, and estimate of loss contingencies based on the current information, facts and circumstances.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The recovery of a significant amount of the Company's investment in the racetrack operations in New Mexico is largely contingent upon the passage of gaming legislation in the State which would permit the racetrack to operate gaming machines. There can be no assurance of such legislation being enacted in the foreseeable future. The Company's investment in the racetrack operations is approximately $18,400,000 at September 30, 1996.

         As previously reported, a purported class action, alleging violations of the federal antitrust laws, was filed in June 1994, in the federal district court in South Dakota against the Company and certain video lottery machine operators in South Dakota by a group of other video lottery machine operators, alleging, among other things, a combination and conspiracy to unlawfully restrain trade in video lottery machines by fixing lease prices for such machines, allocating territories and refusing to deal with other operators. Unspecified treble damages are sought, along with injunctive relief to bar the alleged practices. On November 6, 1996, the court granted the defendant's motion for summary judgment and dismissed, with prejudice, all claims against the plaintiffs.

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

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Revenue from the on-line lottery segment consists primarily of a contractual percentage of lottery ticket sales in seven states as well as revenue from on-line lottery equipment sales. The segment revenue will experience fluctuations depending on relative sizes of jackpots and the number of terminals on-line and selling tickets in the states in which the Company operates. The Company continues to evaluate its strategic direction for the on-line lottery segment in light of the disputes with certain customers and EDS and to enhance shareholder value. Should the Company fail to resolve and settle the disputes satisfactorily or change its strategic plan, the Company's consolidated financial position and results of operations could experience a material adverse change.

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

         Revenue from wagering systems and racetrack operations is generated primarily from a contractual percentage of handle processed through computerized pari-mutuel wagering systems from approximately 130 contracts in North America, international sales and lease of pari-mutuel wagering systems, and ownership and operation of a racetrack in Sunland Park, New Mexico. Wagering systems and racetrack operations revenue is primarily generated by the Company's UWS subsidiary.

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

THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

         Total revenue in the third quarter 1996 decreased by $2.0 million (4.6%) to $40.9 million from $42.9 million in the third quarter 1995. Overall gross profit decreased by $1.8 million (12.0%) to $13.5 million from $15.3 million in the third quarter 1995. The Company experienced a net loss from continuing operations before extraordinary items of $5.3 million as compared to net earnings of $.3 million in the third quarter 1995. The operating results from continuing operations reflect pre-tax other charges of $4.7 million and none in the third quarters ended September 30, 1996 and 1995, respectively. Approximately $3.1 million of the $4.7 million of special charges recorded in the third quarter 1996 is related to the Company's decision to not actively pursue the disposal of the wagering systems segment as discussed below. The remaining $1.6 million of special charges recorded in the third quarter is related to the Company's agreement with the Kentucky Lottery Corporation not to

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


proceed with the finalization of a contract. The Company had net earnings of $.2 million in the third quarter 1996 as compared to a net loss of $5.4 million in the third quarter 1995.

         The Company, in the fourth quarter 1995, made a decision to sell United Wagering Systems, Inc. ("UWS"), its wagering systems segment, exclusive of the racetrack in Sunland Park, New Mexico. The Company entered into a non-binding letter of intent in the fourth quarter 1995 for the sale of this segment; however, this transaction was abandoned because final terms could not be negotiated. The Company continued to review other potential opportunities for the sale of this operation through the second quarter 1996; however, due to operational improvements and industry and market conditions, the Company has decided to no longer pursue the disposal of the wagering systems segment. In accordance with the requirements outlined in Financial Accounting Standards Board Emerging Issues Task Force issue No. 90-16 "Accounting for Discontinued Operations Subsequently Retained," the results of operations of the wagering systems segment have been reclassified to continuing operations in all periods presented. The remaining estimated provision for loss on disposal of approximately $5.5 million, recorded in 1995, has been reversed in the third quarter 1996. Concurrent with the reversal, the Company recorded an impairment charge on certain long-lived assets of the wagering systems segment of approximately $2.8 million. Additionally, in the third quarter 1996, the Company implemented a restructuring plan of the manufacturing and repair and maintenance operations of the wagering systems segment inclusive of closing a facility in Shepherd, Montana. The manufacturing of wagering system terminals will be performed in the Company's Bozeman, Montana facility. Costs and expenses recorded in the third quarter 1996 for the restructuring plan were approximately $.3 million.

                                 ON-LINE LOTTERY

         Revenue from the on-line lottery segment increased by $.1 million (.5%) to $20.4 million from $20.3 million in the third quarter 1995. Third quarter 1996 revenue reflects the absence of revenue from the Washington State Lottery contract which expired in June 1996. The comparative 1995 revenues were $2.4 million. The loss of revenues from the Washington Lottery contract were offset by additional revenue from the Delaware Lottery contract ($1.5 million) and the Maryland Lottery contract ($.9 million). The Maryland Lottery started up on August 19, 1996. Revenues from sales of on-line lottery equipment and parts was $1.7 million and $.8 million in the third quarters of 1996 and 1995, respectively.

         The gross profit margin of the on-line lottery segment was 25.5% in the third quarter 1996 as compared to 33.6% in the third quarter 1995. The gross profit margin on services revenue in the on-line lottery segment was 27.3% in the third quarter 1996 as compared to 32.8% in the third quarter 1995. The decrease reflects relatively higher fees for services provided by EDS in the third quarter 1996 in conjunction with relatively lower on-line lottery services revenue. Management anticipates continuation of lower gross profit levels under the interim operating arrangement with EDS. The gross profit margin on on-line lottery equipment sales was 5.1% and 54.4% in the third quarter 1996 and 1995, respectively.

         In 1996, the Company has had disputes with several of its on-line lottery customers over certain performance measures under the respective lottery contracts. On May 14, 1996, the Minnesota Lottery notified AWI that under its contract it has not met certain of its obligations. As a result of these issues, the Minnesota Lottery has assessed penalties and withheld certain payments to the Company. On August 9, 1996, the Minnesota Lottery notified the Company that its contract would not be extended beyond the expiration of the contract's base term in August 1997.

         The Company has various other performance disputes with on-line lottery customers. As of September 30, 1996, the Company had a net receivable balance of approximately $3.4 million from one lottery customer with which the Company has disputes. The ultimate outcome of the dispute resolution process with the on-line customers cannot be predicted; however, management believes that the ultimate resolution will not have a materially adverse effect on the consolidated financial position.

         The Maryland Lottery contract requires maintenance of a performance bond in the amount of $30 million for the term of the contract. Such performance bond may be annually renewed on the anniversary date of contract execution. The Company currently is working with its surety company, the Maryland Lottery and other parties to satisfy the bonding requirements. There can be no assurance as to the satisfactory resolution of this requirement.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


         On May 17, 1996 the Arizona Lottery Commission terminated its on-line lottery contract with AWI, due to the claimed inability of AWI to comply with certain contractual requirements in a timely fashion, and threatened to assess substantial damages for related claims of non-performance. In July 1996, the Commission replaced the Company's on-line lottery system in Arizona with a competitor's system. In October, 1996, the Company, the State of Arizona, EDS and the insurers of AWI and EDS agreed to an $8 million settlement of all outstanding disputes with the Arizona Lottery. The Company recorded asset impairments and contingent liabilities in the first and second quarters of 1996 totaling approximately $4.7 million. the settlement resulted in no additional charges in the third quarter 1996 to the Company's consolidated statement of operations and the Company will receive payment for outstanding trade receivables form the Arizona Lottery net of payments due under the settlement agreement. The net receipt anticipated is approximately $1.3 million.

         As a result of various disputes between the Company and EDS, the Company has withheld certain payments to EDS. In July 1996, the MSA was terminated and an interim operating arrangement has been implemented while the parties continue efforts to resolve the disputes. (See Note 7.) The ultimate outcome of these efforts, including whether or not EDS will continue to provide services, cannot be predicted. The interim operating arrangement provides for the continuation of certain services by EDS on a week-to-week basis. The current arrangement calls for weekly payments in advance of services. The weekly payments are allocated by the Company, primarily to costs of on-line lottery revenues, research and development (including capitalized software development, selling, general and administrative expenses and deferred start-up costs based on pre-MSAtermination allocations and other information available. The allocations represent management's best estimate of the fees attributable to services being provided by EDS. At September 30, 1996, and December 31, 1995, the Company had recorded a net payable to EDS of approximately $37.2 million and $10.7 representing outstanding amounts billed by EDS for services. The repayment (if any) of the outstanding balance due EDS recorded at September 30, 1996, could not be made in the near term from current working capital and available amounts under the Company's loan agreement with its primary lender, First Bank, NA.

         In the three-month periods ending September 30, 1996 and 1995, the Company recorded amounts billed for services from EDS of approximately $21.4 million and $19.8 million, respectively. The Company capitalized approximately $2.8 million and $.3 million of these amounts as software development and deferred start-up costs in the three-month periods ending September 30, 1996 and 1995, respectively, primarily related to on-line lottery contracts.

         On August 6 and August 7, 1996, respectively, AWI and the Company received notice of a complaint filed by EDS in state court in Collin County, Texas, against the Company and AWI alleging breach of an agreement entered into in connection with services provided by EDS under the MSA. EDS is seeking payment of charges totaling in excess of $33 million and has requested an injunction to bar the Company and AWI from diverting any further proceeds received from on-line lottery contracts until total payment of the disputed amounts have been made, or a declaration that EDS has properly terminated the MSA and is, therefore, not subject to the mandatory arbitration provisions of the MSA. The Company has been withholding these amounts because of EDS performance issues. The Company continues to evaluate its strategic direction for the on-line lottery segment in light of the disputes with certain customers and EDS and to enhance shareholder value. Should the Company fail to resolve and settle the disputes satisfactorily or change its strategic plan, the Company's consolidated financial position and results of operations could experience a material adverse change.

         In the quarter ended September 30, 1996, the Company recorded $4.7 million of other special charges for restructuring costs and asset impairments, consisting of approximately $3.1 million related to the wagering systems segment as discussed in Note 2 and $1.6 million of inventory writeoffs and reserves and writeoffs of deferred start-up costs in conjunction with the Company's agreement with the Kentucky Lottery Corporation not to proceed with the finalization of a contract which was previously awarded to the Company. The special charges recorded in the third quarter 1996 are in addition to $8.2 million recorded in the first six months of 1996. The cumulative charges of approximately $12.9 million consist of approximately $3.1 million recorded in the third quarter 1996 related to the wagering systems segment discussed in Note 2 of the Notes to Consolidated Financial Statements, approximately $3.2 million for inventory reserves and writeoffs, $1 million of deferred start-up costs, $2 million for contingent liabilities and $1.6 million for net uncollectible receivable accounts and $2 million for contractual commitments. The special charges and reserves represent management's best estimate of the

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


realizability of assets, and estimate of loss contingencies based on the current information, facts and circumstances.

         The expiration date of the current contract with the Florida Lottery was extended from June 30, 1996, to December 27, 1996, as a result of a delay of the award of a new contract. On October 31, 1996, the Company was notified by the Florida Lottery that the Company has been selected as the most highly qualified bidder for the award of a new five-year on-line lottery contract. A competitor, GTECH Corporation, has protested the Florida Lottery's selection of the Company. Pending resolution of the protest, the Company will commence contract negotiations. Under the terms of the request for proposal, sizable capital expenditures in excess of current credit facilities would be required to fulfill its terms. The availability of and terms of new financing are subject to numerous uncertainties and cannot be reasonably predicted. The Florida Lottery contract accounted for 38.5% of on-line lottery revenues and 22.9% of total consolidated revenues in 1995 and 38.9% and 34.0%, respectively, in the nine-month period ending September 30, 1996.

                       GAMING MACHINE AND ROUTE OPERATIONS

         Revenue from gaming machine and route operations decreased by $2.5 million (15.8%) to $13.1 million from $15.6 million in the third quarter 1995.

         Revenue was recognized on shipments of 739 units in the third quarter 1996 as compared to 1,983 in the third quarter 1995. The reduction in unit sales primarily reflects lower sales in Quebec, Canada, and Louisiana and lower royalty unit sales in Australia. There were approximately 236 royalty unit sales in the third quarter 1995 as compared to none in the third quarter 1996. Additionally, the Company shipped 475 gaming machines under lease arrangements to the Oregon Lottery in the third quarter 1996 as compared to 300 units in the third quarter 1995. As of September 30, 1996, the Company had approximately 283 gaming machine terminals placed on a test basis with potential customers in various casino jurisdictions for which no revenue has been recognized.

         The following table reflects domestic and foreign revenues for the third quarters of 1996 and 1995 (amounts in millions):


                                                                     Three Months Ended September 30,
                                                   ----------------------------------------------------------------
                                                   1996                1995            $ Change            % Change
                                                   ----                ----            --------            --------
           Domestic:
                Montana                           $  0.9                 0.5                0.4                 80.0
                Montana routes                       4.3                 3.9                0.4                 10.3
                Nevada                               0.1                 ---                0.1                  ---
                South Dakota                         0.6                 0.7               (0.1)               (14.3)
                Louisiana                            ---                 1.6               (1.6)                 ---
                Oregon                               0.2                 0.2                ---                  ---
                Oregon leases                        1.5                 1.2                0.3                 25.0
                Rhode Island lease                   0.6                 0.6                ---                  ---
                Delaware lease                       0.6                 ---                0.6                  ---
                Other                                0.9                 0.9                ---                  ---
                                                   -----               -----              -----                -----
                                                     9.7                 9.6                0.1                  1.0
                                                   -----               -----              -----                -----
           Foreign:
                Atlantic Canada                      0.4                 0.3                0.1                 33.3
                Quebec, Canada                       0.1                 5.2               (5.1)               (98.1)
                Victoria, Australia                  0.2                 0.4               (0.2)               (50.0)
                Norway                               1.2                 ---                1.2                  ---
                Peru
                Iceland                              0.7                 0.1                0.6                600.0
                Other                                0.8                 ---                0.8                  ---
                                                   -----               -----              -----                -----
                                                     3.4                 6.0               (2.6)               (43.3)
                                                   -----               -----              -----                -----
                                                  $ 13.1                15.6               (2.5)               (16.0)
                                                  ======               =====              =====                =====


                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


      The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue, as well as royalty and lease revenue was 44.9% in the third quarter 1996 as compared to 38.6% in the third quarter 1995. The increase reflects the absence of gaming machine sales in Quebec, Canada and lower sales levels in Louisiana in the third quarter 1996, which carry lower gross margins, an increase in central site sales over 1995 levels and an increase in leasing revenues over third quarter 1995 levels. The Company has delivered approximately 1,450 gaming machines under lease arrangements since the third quarter of 1995 including approximately 275 to the Delaware Lottery which initiated a gaming machine program in December 1995. The gross profit margin from route operations increased from 27.8% to 28.7% in the third quarter 1996 over the third quarter 1995.

                    WAGERING SYSTEMS AND RACETRACK OPERATIONS

      Revenue from the wagering systems and racetrack operations segment increased by $.3 million (4.2%) to $7.4 million from $7.1 million in the third quarter 1995. The segment had gross margins of 32.4% and 35.4% in the third quarters of 1996 and 1995, respectively. The increase in revenue is a result of increased revenues from simulcasting activities and equipment sales in the wagering systems segment, partially offset by decreases due to closing of customer facilities. Margins from wagering systems were 39% compared to 42% in the prior year. Equipment sales in the third quarter at 42% were at less favorable margins than in 1995 (53%). Revenues from racetrack operations were $1.4 million in the third quarter of 1996 and 1995. Racetrack operations yielded margins in the third quarter of 2% compared to 7% in 1995. The margin decline at the racetrack is a result of changes in statutory expenses during 1996.

      Historically, UWS experiences lower operating margins in the first and fourth quarters. As simulcasting and off-track betting become legalized in more jurisdictions, and increase at racetracks, the Company may experience improved revenues and margins; however, given increased competition from other forms of gambling, and the volatility and declines in handle in the pari-mutuel industry, there can be no assurance of increased margins.

      The Company, in the fourth quarter 1995, made a decision to sell United Wagering Systems, Inc. ("UWS"), its wagering systems segment, exclusive of the racetrack in Sunland Park, New Mexico. The Company entered into a non-binding letter of intent in the fourth quarter 1995 for the sale of this segment; however, this transaction was abandoned because final terms could not be negotiated. The Company continued to review other potential opportunities for the sale of this operation through the second quarter 1996; however, due to operational improvements and industry and market conditions, the Company has decided to no longer actively pursue the disposal of the wagering systems segment. In accordance with the requirements outlined in Financial Accounting Standards Board Emerging Issues Task Force issue No. 90-16 "Accounting for Discontinued Operations Subsequently Retained," the results of operations of the wagering systems segment have been reclassified to continuing operations in all periods presented. The remaining estimated provision for loss on disposal of approximately $5.5 million, recorded in 1995, has been reversed in the third quarter 1996. Concurrent with the reversal, the Company recorded an impairment charge on certain long-lived assets of the wagering systems segment of approximately $2.8 million Additionally, in the third quarter 1996, the Company implemented a restructuring plan of the manufacturing and repair and maintenance operations of the wagering systems segment inclusive of closing a facility in Shepherd, Montana. The manufacturing of wagering system terminals will be performed in the Company's Bozeman, Montana facility. Costs and expenses recorded in the third quarter 1996 for the restructuring plan were approximately $.3 million

      The recovery of a significant amount of the Company's investment in the racetrack operations in New Mexico is largely contingent upon the passage of gaming legislation in the State which would permit the racetrack to operate gaming machines. There can be no assurance of such legislation being enacted in the foreseeable future. The Company's investment in the racetrack operations is approximately $18.4 million at September 30, 1996.

                       SELLING, GENERAL AND ADMINISTRATIVE

      Total selling, general and administrative ("SG&A")expenses increased by $.2 million (3.2%) to $6.4 million from $6.2 million in the third quarter 1995. The increase primarily reflects additional legal and professional fees. The Company expects SG&A expenses in the fourth quarter 1996 to reflect increased marketing activities.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


      Net research and development expense decreased by $.6 million reflecting relatively more amounts capitalized as software development in the third quarter 1996 as compared to 1995. The Company capitalized $1.0 million and $.2 million in the third quarters of 1996 and 1995, respectively. The capitalized costs are related to the continued development and enhancements of the Company's central system software MasterLink(TM).

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      Total revenue decreased by $7.5 million (5.4%) to $130.9 million from $138.4 million in the nine months ended September 30, 1995. The overall gross profit increased by $1.4 million (2.9%) to $49.6 million from $48.2 million in the nine months ended September 30, 1995. The Company had net earnings of $1.2 million and a net loss of $8.5 million in the nine-month periods ended September 30, 1996 and 1995, respectively. The $1.2 million net earnings in the nine months ended September 30, 1996 includes a pre-tax charge of $12.9 million for special charges discussed below, is net of the extraordinary gain on debt extinguishment of $4.0 million, and includes a $5.5 million reversal of a provision for loss on disposal of the wagering systems segment which is no longer actively held for sale. This reversal is subsequent to the fourth quarter 1995 decision to dispose of this segment and report it as a discontinued operation. The net loss of $8.5 million in the nine months ended September 30, 1995 includes $3.1 million of pre-tax special charges and a $5.8 million provision for loss on disposal of discontinued operations. Earnings before income taxes, extraordinary items and special charges from continuing operations was $3.4 million in the nine months ended September 30, 1996, as compared to a net loss of $1.3 million in the nine-month period ended September 30, 1995.

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

ON-LINE LOTTERY

      Revenue from the on-line lottery segment decreased by $3.6 million (5.1%) to $65.8 million from $69.3 million for the nine months ended September 30, 1995. Included in the on-line lottery revenue for the nine months ended September 30, 1996 and 1995 is $2.2 million and $5.1 million, respectively, of revenue from international on-line lottery equipment and parts sales. Revenue from the Company's contract with the Florida Lottery decreased by $4.6 million primarily due to a decline in lottery ticket sales and the reduction in the contractual fee rate. This decrease was partially offset by an increase in revenues of $3.6 million from the Company's contract with the Delaware Lottery which implemented a video lottery program in December 1995. The video lottery program is operated through AWI's on-line central system using the video lottery application of MasterLink(TM). Also included in on-line lottery revenue for the first three months of the nine months ended September 30, 1996, is $1.6 million attributable to the contract with the Arizona Lottery which was terminated during the second quarter 1996 as discussed earlier.

      The contract for the Washington State Lottery expired in June 1996, and was awarded to a competitor. The contract generated revenues of $5.7 and $8.0 million in the nine months ended September 30, 1996 and 1995, respectively.

      The gross profit margin in the on-line lottery segment was 35.2% in both of the nine-month periods ended September 30, 1996 and 1995. The gross profit margin on services revenue in the on-line lottery segment for the nine months ended September 30, 1996 was 36.0% as compared to 36.4% in the nine months ended September 30, 1995. The gross profit margin on on-line central system parts and equipment sales was 12.6% and 20.4% for the nine months ended September 30, 1996 and 1995, respectively.

                       GAMING MACHINE AND ROUTE OPERATIONS

      Revenue from gaming machines and route operations decreased by $5.3 million (10.8%) to $43.6 million from $48.9 million in the nine months ended September 30, 1995.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


      Revenue was recognized on shipments of 3,252 units as compared to 6,332 for the nine months ended September 30, 1995. The reduction in unit sales primarily reflects lower sales in Louisiana and Quebec, Canada and lower royalty unit sales in Australia. Included in the total units were approximately 120 and 1,299, respectively, of royalty unit sales for the nine months ended September 30, 1996 and 1995, respectively. Additionally, the Company shipped 1,175 gaming machines under lease arrangements in the nine months ended September 30, 1996, as compared to 1,173 in the same period in 1995.

      The following table reflects domestic and foreign sales for the months ended September 30, 1996 and 1995 (amounts in millions):



                                                                     Nine Months Ended September 30,
                                                   ----------------------------------------------------------------
                                                   1996                1995            $ Change            % Change
                                                   ----                ----            --------            --------

           Domestic:
                Montana                           $  2.5                 1.8                0.7                 38.9
                Montana routes                      12.2                11.4                 .8                  7.0
                Nevada                               1.0                 ---                1.0                  ---
                South Dakota                         2.1                 3.4               (1.3)               (38.2)
                Louisiana                            0.4                 7.6               (7.2)               (94.7)
                Oregon                               0.5                 1.6               (1.1)               (68.8)
                Oregon leases                        4.3                 3.1                1.2                 38.7
                Rhode Island lease                   1.8                 1.8                ---                  ---
                Delaware lease                       1.7                 ---                1.7                  ---
                Other                                1.6                 1.8               (0.2)               (11.1)
                                                  ------              ------              -----                -----
                                                    28.1                32.5               (4.4)               (13.5)
                                                  ------              ------              -----                -----

           Foreign:
                Alberta, Canada                      3.1                 0.6                2.5                416.7
                Atlantic Canada                      0.9                 1.2               (0.3)               (25.0)
                Quebec, Canada                       2.0                11.3               (9.3)               (82.3)
                Victoria, Australia                  0.7                 2.7               (2.0)               (74.1)
                Northern Territory, Australia        0.6                 ---                0.6                  ---
                Norway                               3.0                 ---                3.0                  ---
                Peru                                 3.6                 ---                3.6                  ---
                Iceland                              0.7                 0.1                0.6                600.0
                Other                                0.9                 0.5                0.4                 80.0
                                                  ------              ------              -----                -----
                                                    15.5                16.4               (0.9)                (5.5)
                                                  ------              ------              -----                -----

                                                  $ 43.6                48.9               (5.3)               (10.8)
                                                  ======              ======              =====                =====

      The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue, as well as royalty and lease revenue, was 53.5% as compared to 44.0% for the nine months ended September 30, 1995. The increase reflects the absence of gaming machine sales in Louisiana and Quebec, Canada in the nine months ended September 30, 1996, which carry lower gross margins, an increase in central site sales over 1995 levels and an increase in leasing revenues over 1995 levels. The gross profit margin from route operations was 28.7% compared to 27.6% for the nine months ended September 30, 1995.

WAGERING SYSTEMS AND RACETRACK OPERATIONS

      Revenue from the wagering systems and racetrack operations segment increased by $1.4 million (7.0%) to $21.5 million from $20.1 million in the nine months ended September 30, 1995. The segment had gross margins of 28.5% and 20.4% in the nine months September 30, 1996 and 1995. Increased revenues and margins are the result of increased simulcasting at racetracks, the addition of a large customer in Texas, partially offset by the closing of customer facilities in the third quarter, and higher equipment sales in 1996 compared to 1995. Margins from customer contracts were 39% in 1996 compared to 23% in 1995 due to increases in 1996 from simulcasting and cost reduction efforts. Revenues in 1996 include equipment sales of $1.7 million compared to $.8 million in

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


1995. Revenues from racetrack operations were $5.5 million and $5.7 million in the nine-month periods ending September 30, 1996 and 1995, respectively.

SELLING, GENERAL AND ADMINISTRATIVE

      Total SG&A decreased by $1.4 million (5.9%) to $21.6 from $23.0 million in the nine months ended September 30, 1995. As a percentage of sales, SG&A expenses were 16.5% for the nine months ended September 30, 1996 as compared to 16.6% for the nine months ended September 30, 1995.

      Net research and development expense decreased by $2.5 million reflecting primarily relatively more amounts capitalized as software development in the nine months ended September 30, 1996 as compared to 1995. The Company capitalized $3.7 million and $.7 million in the nine months ended September 30, 1996 and 1995, respectively. The capitalized costs are related to the Company's central system software, MasterLink(TM).

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, decreased by $28.4 million to a deficit of $5.4 million from $23.0 million at December 31, 1995. The decrease reflects the growth in trade accounts payable to EDS as a result of the Company's decision to withhold certain payments to EDS due to various disputes with EDS discussed elsewhere. At September 30, 1996, the Company has a current payable recorded to EDS of approximately $37.2 million. Due to the various performance disputes with EDS the Company is withholding payment. The repayment (if any) of the recorded payable could not be made from current working capital and available credit resources with the Company's primary lender. The ultimate outcome of the dispute resolution process cannot be predicted.

      The increase in inventories of $1.2 million is net of the impairment charge, primarily for on-line inventories, of approximately $3.2 million (see
Note 7 to the Notes to Consolidated Financial Statements), and an increase in gaming machine inventories of approximately $6.0 million. The increase in gaming machine inventories reflects forecasted increased sales in the Nevada, New Jersey and various other casino markets, although there can be no assurance of increased sales in these jurisdictions. As of September 30, 1996, the Company had approximately 283 gaming machine terminals placed on a test basis with potential customers in these casino jurisdictions. The Company is actively marketing on-line lottery terminals, with a carrying value of approximately $17.2 million, in a number of jurisdictions. Should marketing plans not be met due to changes in international operations or domestic events, management will consider the necessity of recording additional reserves and charges to recognize asset value impairment.

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

      The termination of the MSA with EDS constituted an event of default under the Company's loan agreement with First Bank, NA. The default has been waived in conjunction with an amendment to the loan agreement. The Company, at September 30, 1996, had $2.5 million available on the $17.5 million revolving line of credit.

      As discussed earlier, the Company reached a favorable settlement with the sellers of UWS, acquired by the Company in May 1994. The settlement, among other things, resulted in the extinguishment of approximately $4.0 million of $10.0 million of notes payable to the sellers which had been recorded as an other non-current liability on the consolidated balance sheet at December 31, 1995. The remaining $6.0 million is payable over a five-year period with acceleration clauses for the occurrence of certain events including disposal of certain business segments.

      In the nine months ended September 30, 1996, the Company expended $23.9 million on fixed assets composed primarily of $15.6 million for on-line lottery equipment, $5.3 million for gaming machine and routes operations and $3.0 million for wagering systems and racetrack operations. The on-line lottery segment capital expenditures were primarily for the Maryland Lottery contractual commitments. The on-line lottery system

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


commenced operations in Maryland in August 1996. The capital expenditures in the gaming machine segment were primarily for the delivery of 1,175 terminals under lease agreement with the Oregon Lottery. The capital expenditures for the wagering systems and racetrack operations segment were primarily for the upgrading of current customers.

      The on-line lottery segment also expended and capitalized approximately $9.9 million for intangible and other assets including approximately $3.7 million for continued software development to be initially implemented with the Maryland on-line lottery system and $6.2 million for deferred start-up costs associated with on-line lottery contracts.

      The expiration date of the current contract with the Florida Lottery was extended from June 30, 1996, to December 27, 1996, as a result of a delay of the award of a new contract. On October 31, 1996, the Company was notified by the Florida Lottery that the Company has been selected as the most highly qualified bidder for the award of a new five-year on-line lottery contract. A competitor, GTECH Corporation, has protested the Florida Lottery's selection of the Company. Pending resolution of the protest, the Company will commence contract negotiations. Under the terms of the request for proposal, sizable capital expenditures in excess of current credit facilities would be required to fulfill its terms. The availability of and terms of new financing are subject to numerous uncertainties and cannot be reasonably predicted. The Florida Lottery contract accounted for 38.5% of on-line lottery revenues and 22.9% of total consolidated revenues in 1995 and 38.9% and 34.0%, respectively, in the nine-month period ending September 30, 1996.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      No significant changes have occurred with regard to legal proceedings as disclosed in Part 1, Item 3, of the Company's December 31, 1995 Form 10-K and
Part II, Item 1 of the Company's Form 10-Q for the quarter ended June 30, 1996, except as follows:

      On November 6, 1996, the South Dakota District Court granted defendant's motion for summary judgment, dismissing, with prejudice, all claims against the plaintiffs in the class action anti-trust matter.

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

      On August 22, 1996, AWI announced the successful implementation of its MasterLink(TM) gaming technology for Maryland's new lottery program. Lottery agents and customers are expected to benefit form the new state-of-the-art games, Keno graphics and easier-to-operate agent terminals.

      On August 28, 1996, VLT announced the election of Richard M. Haddrill as president of the Company, and being named to its Board of Directors.

      On September 27, 1995, VLT announced that AWI had withdrawn its on-line lottery system proposal to the Kentucky Lottery Corporation because of time constraints due to ongoing divestiture and subcontracting considerations affecting AWI and state law prohibition.

      On October 18, 1996, VLT announced that AWI, the State of Arizona on behalf of the Lottery, EDS and the insurers of AWI and EDS have agreed to an $8 million settlement of all outstanding disputes with the Arizona Lottery. The decision by the Arizona Lottery Commission to seek termination of its on-line lottery contract with AWI was reported on a Form 8-K dated May 9, 1996. The settlement resulted in no additional charges in the third quarter 1996 to the Company's consolidated statement of operations and the Company will receive payment for outstanding trade receivables from the Arizona Lottery net of payments due under the settlement agreement. The net receipt anticipated is approximately $1.3 million.

      On November 1, 1996, VLT announced that AWI has been selected for the award of a new five-year contract to continue operating Florida's lottery system. The contract also has two, two-year renewal options. AWI has been the on-line lottery provider for Florida for the past eight years, operating over 8,200 terminals throughout the State of Florida. In its decision awarding the contract, the Florida Lottery accepted a unanimous recommendation of its evaluation committee, which favored AWI by a wide margin. The committee's report ranked AWI best, based on its technical superiority and its pricing.

               VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES

     On November 11, 1966 VLT announced that VLC received its permanent license from the New Jersey Gaming Commission on November 6, 1996. Previously, VLC had been doing business in New Jersey using a transaction waiver approval process.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      a.   Listing of Exhibits

           EX-27    Financial Data Schedule (For SEC Use Only)

      b.   Reports on Form 8-K

           (1) Form 8-K dated July 15, 1996, reporting, among other things, certain information regarding the termination of its contract with EDS under which EDS has provided VLT's subsidiary, AWI with technical and other outsourcing services, and the initiation of an arrangement between EDS and VLT under which EDS will continue to provide, on a week-to-week basis, similar services as previously provided by EDS under the terminated contract.

           (2) Form 8-K dated August 28, 1996, reporting, among other things, certain information regarding the election of Richard M. Haddrill as president of the Company, and being named to its Board of Directors.

           (3) Form 8-K dated September 27, 1996, reporting, among other things, certain information regarding AWI's withdrawal of its on-line lottery system proposal to the Kentucky Lottery Corporation because of time constraints due to ongoing divestiture and subcontracting considerations affecting AWI and state law prohibition.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VIDEO LOTTERY TECHNOLOGIES, INC.



Date: November 12, 1996        /s/ Richard M. Haddrill
                                   --------------------------------------------
                                   Richard M. Haddrill, Chief Financial Officer
                                   (authorized to sign on behalf of Registrant)