Form 10-K405
period 1996-12-31
VIDEO LOTTERY TECHNOLOGIES INC/DE
filed 1997-03-27
CIK 875459

================================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                              ---------------------

                                   FORM 10-K

(Mark One)

  X  Annual Report pursuant to Section 13 or 15(d) of the Securities  Exchange
-----
Act of 1934 for the fiscal year ended December 31, 1996 or


     Transition  Report  pursuant  to  Section  13 or  15(d)  of the  Securities
-----
Exchange Act of 1934 for the transition period from           to


Commission file number 0-19322


                        VIDEO LOTTERY TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


         Delaware                                                     81-0470853
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

2311 South Seventh Avenue
Bozeman, Montana                                                          59715
(Address of principal executive offices)                              (Zip Code)

                                 (406) 585-6600
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
            -----

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1997, was approximately $34,050,000 (based on the last sale price of such stock as reported by NASDAQ National Market System on such date). (See Item 12 for a discussion of certain of the assumptions underlying this computation.)

     The number of shares outstanding of the registrant's common stock, $.01 par value, as of March 1, 1997, was 10,318,730. (See Item 12 for a discussion of other outstanding equity securities.)


                     THE EXHIBIT INDEX APPEARS ON PAGE 75.

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

ITEM 1.       Business                                                         4
ITEM 2.       Properties                                                      31
ITEM 3.       Legal Proceedings                                               31
ITEM 4.       Submission of Matters to a Vote of Security Holders             32

                                                          PART II

ITEM 5.       Market for Registrant's Common Equity
              and Related Stockholder Matters                                 32
ITEM 6.       Selected Financial Data                                         33
ITEM 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             34
ITEM 8.       Financial Statements and Supplementary Data                     42
ITEM 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                          63

                                                         PART III

ITEM 10.      Directors and Executive Officers of the Registrant              63
ITEM 11.      Executive Compensation                                          67
ITEM 12.      Security Ownership of Certain Beneficial
              Owners and Management                                           71
ITEM 13.      Certain Relationships and Related Transactions                  73

                                                          PART IV

ITEM 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                         75

Signatures                                                                    77

     Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans; the Company's indebtedness; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; and other factors.

                                     PART I

ITEM 1. BUSINESS

     Video Lottery Technologies, Inc. (the "Company") was incorporated in Delaware in May 1991. The Company acts as a holding company for eleven active corporations. Unless the context otherwise requires, references in the form 10-K for fiscal year ended 1996 ("Form 10-K") to the "Company" or "VLT" refer to Video Lottery Technologies, Inc. and its subsidiaries; references to "AWI" refer to Automated Wagering International, Inc., one of the Company's three principal operating subsidiaries, which provides on-line lottery systems and services primarily to governmental lottery authorities; references to "VLC" refer to Video Lottery Consultants, Inc., another of the Company's three principal operating subsidiaries, which designs, manufactures and markets casino and video lottery gaming machines and central control systems; references to "UWS" or "United Tote" refer to United Wagering Systems, Inc., the Company's third principal operating subsidiary whose operating units provide computerized pari-mutuel wagering systems for horse and greyhound racetracks, off-track betting facilities and jai alai frontons. The Company also owns and operates a racetrack facility in Sunland Park, New Mexico, which is accounted for as part of the UWS operating segment. References to the "Subsidiaries" refer to AWI, VLC, UWS and the other subsidiaries of the Company. The Company's principal executive offices are located at 2311 South Seventh Avenue, Bozeman, Montana 59715, and its telephone number is (406) 585-6600.

Certain Recent Developments

     On March 21 the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park, New Mexico. The bill, which is anticipated to be signed by the state's Governor, allows, among other things, the operation of up to 300 video gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until late 1997 or early 1998.


     On January 30, 1997 the Company and Electronic Data Systems Corporation ("EDS") reached an agreement to settle all claims against each other and transition all services and employees back to the Company. In January 1994, EDS purchased 545,454 shares of the Company's Common Stock and 1,912,728 shares of the Company's preferred stock (the "Preferred Stock"). The Company and EDS also effected a ten year agreement which, among other things, called for EDS to provide to the Company enhanced computing, communications, system and engineering and field maintenance services primarily related to AWI. In early 1996 the Company withheld payments to EDS primarily due to performance issues and related on-line lottery customer disputes. The terms of the settlement include the receipt by the Company of all of the Common and Preferred Stock shares owned by EDS, certain property and equipment used by EDS in the provision of services to the Company and the extinguishment of approximately $38 million of outstanding fees in return for a $26 million note payable, by the Company, which matures in 2004. As a result of the redemption of the EDS shares, EDS no longer has a right to representation on the Company's Board of Directors. The transition of services and related employees to the Company is anticipated to be completed in the second quarter of 1997. (See Note 16 to the Company's Consolidated Financial Statements.)

     In 1996, AWI experienced a number of both positive and negative events. As noted above, AWI had disputes with on-line lottery customers primarily due to performance issues with EDS. The Arizona Lottery terminated its contract with AWI in July 1996 and the Minnesota Lottery notified the Company of its intent not to extend the current contract with AWI past the expiration date of August 1997. The Minnesota Lottery initiated the competitive bid process for a new five-year contract and in December 1996 AWI was selected as the low bidder, and is currently in negotiations with the Minnesota Lottery for the new contract. In September 1996, AWI and the Kentucky Lottery agreed to terminate discussions regarding a new contract to provide on-line lottery services due to the uncertainties of strategic discussions the Company was having with EDS and other parties. In November 1996, the Company announced that AWI had been selected for the award of a new long-term contract to continue operating Florida's lottery system. A competitor of the Company, GTECH, has protested the award. If the award is upheld, AWI will begin negotiations with the Florida Lottery for the new long-term contract. The administrative appeal process is anticipated to be completed in the second quarter 1997. The Company cannot reasonably predict the final results of the protest. AWI was also successful in extending its contract term with the Montana Lottery from November 1996 to November 1998. The California State Lottery ordered in excess of 2,000 instant ticket validation terminals from the Company which were delivered in the fourth quarter of 1996. Perhaps the largest success of the Company's on-line lottery subsidiary in 1996 was the implementation and start-up of the Company's most advanced version of its central site MasterLinkTM Advanced Gaming System ("MasterLinkTM system") in Maryland. While the start-up date was extended from the original date by fewer than 30 days as a result of factors beyond the control of AWI, the Company believes the complexity of the instantaneous start-up of all the on-line lottery modules of the MasterLinkTM system, inclusive of five-minute keno to be a very positive reflection of the advancement of the Company's technology.

     The Company's gaming machine subsidiary, VLC, started 1996 with the installation of video gaming machines in a Nevada casino on a field trial. The field trial was successful and the Nevada Gaming Commission approved the Company's gaming machine for sales in Nevada under the Company's temporary license, expiring in April 1997. The Company has applied for and is currently proceeding with the application for a permanent license to replace the expiring temporary license. The Company's gaming machine segment placed in excess of 400 gaming machines in Nevada in 1996 under trial programs and sales. As the Company's video gaming machines gain market recognition in Nevada, the Company expects sales levels to increase. The ultimate success of the Company in the Nevada market cannot be reasonably predicted.

     The Company's gaming machine segment was successful in gaining approval and licenses to sell video gaming machines in a number of other jurisdictions with varying forms of video gaming programs in 1996, including; New Jersey, Minnesota, Wisconsin, Connecticut and Arizona. Significant sales in any of these new jurisdictions cannot be reasonably assured but the Company believes that its state of the art video gaming machine technology and product performance will be positively recognized by customers in these markets. The Company is currently licensed to sell gaming machines in 43 jurisdictions.

     In the third quarter of 1996, the Company decided to no longer actively pursue the disposal of the wagering systems segment. In 1995, the Company had decided to sell the wagering systems and racetrack operations segment, excluding the racetrack operations in Sunland Park, New Mexico and entered into a non-binding letter of intent for the sale of the segment. The transaction was subsequently abandoned because final terms could not be negotiated. The Company continued to review other alternative disposal opportunities into the third quarter 1996, however, due to operational improvements and industry and market conditions, the Company decided to retain the segment and no longer actively pursue the disposal of it. In conjunction with the decision to retain the segment, the Company effected a restructuring of the segment and relocated the manufacturing operations from Shepherd, Montana to the Company's primary manufacturing facility in Bozeman, Montana. (See Note 2 to the Consolidated Financial Statements.)

                                     General
Video Lottery Technologies, Inc.

     The Company conducts its operations primarily through three wholly-owned subsidiaries, AWI, VLC and UWS (the latter more commonly known by the trade name of its principal subsidiary, United Tote). The Company sells, designs, manufactures, markets and operates lottery systems in the on-line lottery, video lottery and casino gaming industry markets, as well as provides computerized pari-mutuel wagering systems for horse and greyhound racetracks, off-track wagering facilities and jai alai frontons, and owns and operates a racetrack facility.

Automated Wagering International, Inc.

     AWI designs, manufactures, assembles, installs, operates and maintains on-line, computer-based networks for state lotteries in Delaware, Florida, Maryland, Minnesota, Montana, Pennsylvania and South Dakota. An on-line lottery network consists of lottery terminals located in numerous retail outlets, a central computer system, computer software and communications equipment. In the United States, AWI's products and services are typically marketed to lottery authorities through long-term contracts, awarded through a competitive bidding process, pursuant to which AWI maintains ownership of the lottery network and operates it for the state in return for a percentage of ticket sales. In foreign jurisdictions, lottery equipment is often sold and related software is often licensed to lottery authorities for a fixed price. In February 1991, AWI entered into an equipment sales contract with Norsk Tipping, the national lottery and soccer pool organization for the Kingdom of Norway. The contract called for the sale of terminals, communication equipment, a central control system, software and knowledge transfer. The central system was installed in May 1992. AWI has, through December 31, 1996, provided approximately 4,200 on-line terminals to Norsk Tipping.

Video Lottery Consultants, Inc.

     VLC designs, manufactures and markets video gaming machines, central control system software and related services for the gaming machine industry. The gaming machine industry includes both video lottery operations and casino gaming. Video lottery gaming is the use of video gaming machines to provide low stakes entertainment gaming to enhance revenue for states and other jurisdictions. The machines, offering games including poker, blackjack, bingo and keno, as well as spinning reel games, are generally located in age-controlled establishments such as bars, taverns and restaurants. This segment of the industry is subject to governmental regulation and taxation which may be controlled by a centralized computer system. Both VLC and AWI market these centralized computer systems, with AWI concentrating on those systems that also run the jurisdiction's on-line lottery. Video lottery gaming programs provide substantial incremental sources of revenue to the governmental jurisdictions without increasing general taxation. Currently seven states in the
U. S., five states in Australia, eight Canadian provinces, Iceland, Norway, Sweden and South Africa have authorized video lottery gaming on a jurisdiction-wide basis.

     In addition, VLC sells its Winning Touch(R) video gaming machines to land-based, riverboat and Native American casinos. The Company holds licenses to sell gaming machines in Nevada, Mississippi and New Jersey, the three largest casino markets in the U. S., as well as in all other major casino jurisdictions.

United Wagering Systems, Inc.

     UWS designs, manufactures, operates and sells computerized pari-mutuel wagering systems commonly referred to as "totalisators" for horse and greyhound racetracks, off-track wagering facilities and jai alai frontons in North America, South America, Spain, the Caribbean and the Philippines. A totalisator system supports pari-mutuel wagering by controlling the acceptance of wagers, calculating odds and payout, cashing winning tickets, and performing assorted management, accounting and reporting functions. Each system consists of central processing computers and peripherals, betting terminals, proprietary software, tote boards and other displays and color video generation equipment. The products and services of UWS are typically marketed to domestic facilities under long-term service contracts. Compensation is usually based on a minimum fee plus a percentage of the wagering volume of the facility. Foreign users typically purchase the hardware and license the software for systems operations.

     UWS also provides wagering terminals for use in casino race/sportsbooks. In many jurisdictions, UWS is subject to extensive state regulatory and licensing requirements similar to the other business segments of the Company.

     The racetrack operation located in Sunland Park, New Mexico, typically hosts live racing from late fall until May of each year. Additionally, the racetrack facility participates in an inter-track wagering network with other racetracks in the state for the entire year, either as a host track during live racing or as a guest track when the live racing is located at another track. Revenue from the racetrack operations accounts for less than four percent of the Company's consolidated revenues.

                             Business of the Company

                      Traditional Lottery Industry Overview

     Traditional lottery systems are operated by state, local and foreign governmental authorities and their licensees in approximately 80 countries. Governments have authorized traditional lotteries, such as lotto, numbers and keno, primarily as a means of generating non-tax revenues. In the United States, lottery revenues are frequently designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. The use of traditional lottery systems in the United States has grown dramatically over the past two decades. Many states have become increasingly dependent on their lotteries, as revenues from lottery ticket sales have become a significant source of funding for designated programs. In fiscal 1970, only two states had authorized traditional lotteries, selling an aggregate of $49.2 million in tickets. As of the end of 1996, 38 jurisdictions in the United States were operating on-line lottery systems, with aggregate lottery sales in excess of $34 billion. Worldwide lottery sales, excluding North America, exceeded $81 billion in 1996. The level of ticket sales in certain jurisdictions has tended to level off or decrease in the last few years. The Company believes any such trend may increase the attractiveness of video gaming machine systems to states seeking to supplement traditional lottery revenues; however, there can be no assurance that this will prove to be the case.

     As described below, although there are many types of lotteries in the world, it is possible to categorize government authorized traditional lottery systems into two principal groups: "on-line" and "off-line."

     An on-line lottery system is generally used to conduct games such as lotto, sports pools, daily numbers and keno in which players make their own selections. Various games of chance are offered involving the selection of numbers from a field of possibilities. A customer requests the particular game desired, selects the desired numbers and determines the amount to be wagered from a clerk-activated terminal provided to participating retailers by the lottery vendor. The amount wagered per transaction is determined by lottery authorities and is usually $.50 to $1.00 per wager. The network's terminals are typically located in high-traffic retail outlets, such as newsstands, convenience stores, gas stations, food stores, tobacco shops and liquor stores, which are selected by the lottery authorities and sell tickets on the jurisdiction's behalf. The data is entered either manually by keyboard or automatically through a card reader. The wager is then transmitted via dedicated communication lines to the central computer system where the information is verified, recorded and stored. Winners are able to claim their prizes within minutes of the drawing of the winning number for the game selected.

         Off-line lotteries feature games which are not computerized and typically feature instant ticket games in which players remove coatings from pre-printed tickets ("scratchers"), which account for substantially all of the off-line lottery sales in the United States. Outside of the United States, off-line lotteries also include traditional on-line games (numbers, lotto, etc.) which are offered through a manual, off-line system. Players' selections are accumulated and delivered to a central processing location where the bets are entered into the computer.

     All of the United States jurisdictions operating traditional lotteries currently include on-line lottery as part of their operations. Outside the United States, many countries have government-operated or privately licensed lotteries, most of which have historically been off-line. Approximately 85 foreign lottery authorities have implemented on-line lottery systems. A number of other foreign jurisdictions, primarily in South America, Europe and Asia, are currently considering the implementation of on-line lotteries. However, it is difficult to predict which jurisdictions will implement a lottery system and the effect, if any, on the Company.

     There are several advantages to on-line lotteries as compared to off-line lotteries. Most importantly, wagers can be accepted and processed by an on-line lottery system until minutes before a drawing. In cases where a large prize has attracted substantial wagering interest, the extended sales period increases the potential for higher lottery revenue. Unlike instant games or scratchers, where the number of winning tickets and amount of awards must be determined in advance, on-line lotteries allow for the rollover of jackpots. In addition, on-line lottery systems provide greater reliability and security than either off-line numbers games or scratchers, allow a wider variety of games to be offered, and automate accounting and administrative procedures which are otherwise performed manually. Instant ticket game revenues have been growing at a faster rate than total domestic U. S. lottery revenues because of relatively higher payout percentages and the automation of instant ticket validation and accounting systems. Such games compete with the on-line games provided on the Company's systems.

     Approximately 50% of the gross revenues of a domestic on-line lottery is returned to the players in the form of prizes. Approximately 15% is used to fund the operations of the lottery, including the expenses of the lottery authority, costs of advertising, payments to point-of-purchase retailers and payments to vendors such as AWI. The remaining amount, approximately 35%, is available to the state to support specific public programs or as a contribution to the state's general fund.

     In the United States, products and services are typically marketed to lottery authorities through long-term facilities management contracts, awarded through a competitive bidding process pursuant to which the lottery vendor supplies, installs and operates the lottery network for the state or jurisdiction in return for a percentage of ticket sales. The vendor generally retains title to the lottery system. Once a contract is awarded to a lottery vendor, that vendor is typically the sole provider of on-line lottery services and operations to that jurisdiction for a specified time period within a defined geographic territory.

     The international market, as well as a minority of United States jurisdictions, is typically characterized by equipment sales contracts instead of facility management contracts. The vendor sells the equipment, develops and installs the software, designs the communication network and trains lottery personnel in the operation of the system for a fixed fee. Other services, such as equipment maintenance and ticket stock production, may be available under separate contracts.

Lottery Contracts

     United States. The table below sets forth the lottery authorities in the United States with which AWI presently has facilities management lottery contracts. The table also sets forth information regarding the term of each contract and, as of December 31, 1996, the approximate number of retail terminals installed in each jurisdiction, and the revenues generated by the lottery operations.


                                                                   Total On-Line      Total
              Date of Com-  Expiration    Lottery                      Lottery       Revenues
               mencement      Date of    Authority                    Revenues     per Terminal
               of Current     Current    Extension      Terminals    in 1996(1)       in 1996
Jurisdiction    Contract    Contract(5)    Options       Operating  (in millions)  (in thousands)
------------    --------    -----------    -------       ---------  -------------  --------------
Delaware          10/94          9/99   3 one-year          353       $   87.7       $  248.4
Florida(2)         4/88          6/96       --            8,207        1,510.2          184.0
Maryland           7/96          7/01   1 three-year
                                        plus 2 one-year   3,800          930.4          244.8
Minnesota(4)       5/90          8/97       --            1,925          106.2           55.2
Montana           11/96         11/98       --              334           25.5           76.3
Pennsylvania(3)    1/89         12/98       --            4,585        1,285.4          280.3
South Dakota       7/90         11/97   1 two-year          373           15.2           40.8

----------
(1)  Total sales of on-line tickets for fiscal year ended June 30, 1996.
(2) The Florida State Lottery accounted for 34% of AWI's total revenue during 1996. In November 1996, the Company announced that its on-line lottery subsidiary had been selected for the award of a new five-year contract to continue operating Florida's lottery system. A competitor of the Company, GTECH, has protested the award. If the award is upheld, the Company will begin negotiations with the Florida Lottery for the new five-year contract. The administratiave appeal process is anticipated to be completed in the early part of the second quarter 1997. The Company will continue to operate the lottery system until the implementation of the new contract.
(3) The Pennsylvania State Lottery accounted for 24.1% of AWI's total revenues during 1995.
(4) In December 1996 the Company was selected as the low bidder, and is currently in negotiations with the Minnesota Lottery for the new contract.
(5) Expiration dates do not reflect the exercise of the lottery authority's extension options.

     Foreign Operations. In February 1991, AWI entered into an equipment sale contract with Norsk Tipping, the national lottery and soccer pool organization for the Kingdom of Norway. The contract included the initial sale of 1,800 terminals, communication equipment, a central control system, software and knowledge transfer. The central system was installed in May 1992 and the initial installation of AWI terminals was completed in 1993. Norsk Tipping has ordered and AWI has provided approximately 2,400 additional on-line terminals through December 31, 1996.

     Facility Management Contracts. All of AWI's current domestic lottery contracts are facilities management contracts under which AWI installs, operates and maintains a lottery network while retaining ownership or control of the lottery terminal network. The facilities management contracts typically have an initial term of approximately five years, and generally contain one or more options permitting the lottery authority to extend the initial contract term for additional periods of up to five years in total. Prior to the expiration of the initial or extended term, a lottery authority is generally required by law to commence a competitive bidding process for a new lottery contract. There can be no assurance that AWI will win a new contract in connection with this process.

     The collection of lottery monies, the selection of winning lottery numbers and the qualification of retail sales agents are usually the sole responsibility of the lottery authority in each jurisdiction in which the Company operates a lottery system. Further, the Company bears no financial responsibility for the payment of lottery prizes.

     Facilities management contracts generally require sizable capital expenditures by the vendor before the generation of revenues. These contracts generally provide for periodic payments over the life of the contract directly from the lottery authority to AWI, based on a percentage of on-line lottery ticket sales. The level of lottery ticket sales within a given jurisdiction is determined by many factors, including the population density, economic conditions, the types of games played, the number of terminals, the size and frequency of prizes, the nature of the lottery's marketing efforts and the length of time the lottery system has been in operation. Established, on-line lotteries have recently experienced a decline in growth rates or in some cases a leveling or decrease of annual amounts wagered due, among other things, to maturation of existing lottery games, instant games and economic conditions as well as the growth of land-based, riverboat, and Native American-owned casinos, which compete indirectly with on-line lotteries. The level of on-line lottery ticket sales may also be affected by the growth of instant ticket lottery games, which also compete with on-line lotteries.

     The process for awarding contracts in new U. S. jurisdictions involves enabling legislation in jurisdictions without an already authorized on-line lottery followed by a competitive bid process. Lottery authorities generally commence the contract award process by issuing a request for proposals, inviting bids and proposals from various lottery vendors. The request for proposals usually indicates certain requirements specific to the jurisdiction, such as particular games which will be required, particular pricing mechanisms, the experience required of the vendor and the amount of any performance bonds that must be furnished. After the lottery authority has evaluated the bids and accepted a particular vendor's bid, the lottery authority and the vendor generally negotiate a contract in more detailed terms. Upon the finalization of the contract, the vendor begins to install the lottery system. After the expiration of the initial contract term and all extensions thereof, a lottery authority in the United States may either negotiate further extensions or commence a new competitive bidding process. Internationally, lottery authorities do not typically utilize as formal a bidding process, but rather negotiate proposals with one or more potential vendors. Marketing of the Company's lottery products and services to lottery authorities outside of the United States may be performed in conjunction with licensees and consultants with whom the Company contracts for representation in specific market areas. Although neither a condition of their contracts with the Company nor a condition of their contracts with the lottery authorities, such licensees and consultants often agree with the Company to provide on-site services after installation of the on-line lottery system.

     AWI installs and commences operations of a lottery network generally within six to twelve months after being awarded a new lottery contract and, following the start-up of the lottery network, is responsible for all aspects of the network's operations. AWI operates lottery networks in each jurisdiction with two or more central computer systems. In addition, AWI employs a dedicated work force in each jurisdiction, consisting of a site manager, computer and hotline operators, customer service and terminal replacement and repair technicians.

     The equipment used in any jurisdiction must typically comply with specifications established by that jurisdiction. New contracts typically require new equipment of recent manufacture. Terminal equipment is typically depreciated over the term of the related contract, including extensions upon their exercise, by the lottery authority.

     Under certain of AWI's facility management contracts, the lottery authority has the option to purchase AWI's lottery system during the contract term at a predetermined price. AWI's role with respect to the continued operation of a lottery system in the event of the exercise of such purchase option is defined as part of the purchase option with fees and services included with the original bid. Exercise of such an option could substantially change the anticipated profitability of the contract to AWI.

     Under many of AWI's facilities management contracts, the lottery authority has the option to require AWI to install additional terminals and/or add new lottery games. Such installation may require significant capital expenditures by AWI. However, since AWI's revenues from such contracts generally depend on the level of lottery ticket sales, and such sales are generally increased by the addition of new retail outlets and games, such expenditures have generally been recovered through the revenues generated by the additional equipment or games and revenues from existing equipment, although there is no assurance this will continue to be the case. The potential additional terminals and new games are agreed to in the bidding process and as such are taken into consideration when determining the vendor's fee in the original bid.

     AWI's contracts with the state lotteries contain provisions for assertion of liquidated damages against AWI for failure to meet certain performance standards. These conditions include aggressive implementation schedules and ongoing performance standards and failure to perform may result in substantial monetary liquidated damages, as well as contract termination. Liquidated damages ranging from $5,000 to $250,000 per day for late system start-up and from $1,700 to $15,000 per minute for system downtime beyond a stipulated grace period are common to the domestic market. Although the actual liquidated damages imposed are generally subject to negotiation, such provisions present an ongoing potential for substantial expense. Damages, if assessed, are usually due within 30 days or may be deducted from revenues otherwise earned from the lottery. Failure to repair terminals within a specified time period may be subject to damages. The Company maintains errors and omissions coverage under risk management policies which would cover certain but not all claims.

     Typically, state lottery contracts also reserve the right to terminate the contract for cause (i.e., failure of the vendor to substantially perform any material requirement) after notice and a cure period. The state also reserves the right to cancel a contract if the state enacts a statute which removes the authority or ability of the state to conduct a lottery. The state may also terminate a contract without cause or for the convenience of the lottery, typically with at least 12 months prior written notice. Reasonable costs, excluding anticipatory profits, will be reimbursed to the vendor for all terminations except for a material breach.

     Lottery contracts generally require the vendor to post a substantial bond securing its performance. The terms of such bonds may require significant collateral in the form of cash, cash equivalents or lines of credit.

Products and Services

     In 1971, AWI designed and installed, for the New Jersey State Lottery, the country's first on-line lottery system. Since that time, AWI has developed and installed many system and service features that have subsequently become common in the lottery industry, such as the internal control system, down-line loading for terminals, the cathode ray tube terminal operator display, microfiche data storage for lottery records, instant game accounting and integrated computerized terminal maintenance control. AWI developed and installed systems for the Florida, Washington, South Dakota, Montana and Pennsylvania State Lotteries to provide instant on-line verification of off-line "scratcher" game winners through dial-up devices and through the on-line terminal network.

     In September 1993, the Company introduced its MasterLinkTM system. The Company's first U. S. application of the MasterLinkTM system was to the Delaware Lottery which awarded a five-year contract to AWI in January 1994. The express purpose of the MasterLinkTM system is the management of an organization's lottery and gaming machines. These gaming machines might include teller-activated lottery ticket terminals, video lottery gaming machines, player-activated sports betting terminals, instant ticket vending machines and other electronic gaming-related devices. The MasterLinkTM system allows an organization to monitor the status and performance of the gaming machines within its jurisdiction, conduct accounting of and billing on the revenue from the gaming machines, and control their configuration and operations. The MasterLinkTM system is intended to be a flexible, cost-effective means of providing these capabilities.

     The lottery network marketed by AWI consists of the following principal elements:

         o Terminals. AWI designs the terminals used in its networks. The terminals are designed for maximum security, minimum processing time and flexibility to allow for customization of application functions to each lottery's specifications.

         o Software. AWI designs and provides all application software for its lottery networks. AWI's software is designed to provide the following network characteristics: rapid processing, storage and retrieval of transaction data in high volumes; the ability to down-line load, i.e., to reprogram the lottery terminals from the central computer installation via the communications network to add new games and feature a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure continued operations without data loss; and a comprehensive management information and control system.

         o Central Computers. Each of AWI's lottery networks contain one or more central computer installations to which the lottery terminals are connected. AWI's prior generation central control system is designed to run on the Cyber 930, but the MasterLinkTM system is designed to run on UNIX-based central computer systems such as IBM RS/6000 systems, instead of the proprietary Cyber-series computers. The specifications for the configuration of AWI's central computer installations are designed to provide continuous availability, high data handling capability and maximum security.

         o Communications. AWI's lottery terminals are typically connected to the central computer installations by dedicated telephone lines owned or leased by the jurisdiction in which the network is located in conjunction with proprietary network communications controllers and monitored by a proprietary network management system. Due to the varying nature of telecommunications services available in lottery jurisdictions, AWI has developed the capability to interface with a wide range of communications networks. AWI also has the expertise to provide and integrate alternate technologies, such as microwave and radio transmission, integrated services digital networking (ISDN), and data over voice.

         o Game Design. An important factor in maintaining and increasing public interest in lottery games is innovation in game design. AWI, in conjunction with lottery authorities, utilizes principles of demographics, sociology, psychology, mathematics and computer technology to recommend to lottery authorities customized lottery games which are intended to appeal to the populations served by its lottery systems. The principal characteristics of game design include frequency of drawing, types of prizes, cost per play and setting of appropriate odds. The Company's MasterLinkTM system and OvationTM line of terminals are designed to efficiently permit the development and rapid deployment of new games and targeted on-line game-related promotions. The Company believes that these capabilities should enhance the ability of the lottery authority to increase on-line ticket sales, and result in more revenue for the Company. These capabilities should also enhance the Company's success rate in competing for domestic lottery contracts. There can be no assurance, however, that either will happen.

     The Company believes its systems are state-of-the-art in terms of technology and performance. In 1996, AWI spent $16.0 million on product support and development, as compared to $14.9 million in 1995 and $17.6 million in 1994. Pursuant to the Company's terminated (see Note 16 to the Consolidated Financial Statements) agreement with EDS, primarily all of AWI's research and product development during 1996, 1995 and 1994 was performed by EDS personnel.

                        Gaming Machine Industry Overview

     Video and slot machine gaming constitutes one of the fastest growing sectors in the gaming industry in the 1990s. The installed video and slot machine equipment base has expanded from approximately 153,000 units in 1990 to over 450,000 units at the end of 1996. On average, approximately 100,000 new machines, or $580-$600 million in total sales volume at retail prices, are estimated to be sold to the North American market each year over the next 2-3 years. Broadly, the market can be divided between the government systems market (video lottery gaming) and the casino market (including traditional casinos, riverboats and Native American casinos).

     Video lottery gaming is the use of video gaming machines to provide low stakes entertainment gaming, such as video spinning reels, poker, blackjack, bingo and keno to enhance revenue for states and other jurisdictions. Since the state of Montana legalized stand-alone video gaming machines in the mid-1980s, six additional states have expanded into video gaming. Video lottery offers an alternative source of revenue without increasing general taxation. In particular, video lottery provides an opportunity to enhance overall lottery revenues, which may be especially attractive to jurisdictions with well-established traditional lotteries. Thirty-seven out of fifty states currently have some form of video or on-line lottery program.

     Currently seven U. S. states, five states in Australia, eight Canadian provinces, Iceland, Norway, Sweden and South Africa have authorized video lottery gaming on at least a limited basis. While there can be no assurance that other jurisdictions will introduce video lottery systems or that existing jurisdictions will continue operations, based on its current market share, VLC should continue to be a significant supplier of machines and central control systems to this segment of the industry.

     The video lottery gaming market is different from the casino market and the traditional lottery market. Unlike video gaming machines designed for the casino market, most video lottery gaming machines are located in places where gaming is not the principal attraction (i.e., bars and restaurants). The stakes on video lottery gaming machines typically range from $0.25 to $2.50 per play, and payoffs typically are capped at $100 to $1000. In addition, in most jurisdictions, the payment of jackpots differs as compared to traditional gaming machines. After inserting money into a video lottery machine, the player is issued credit and plays the machine like a traditional video gaming machine. Player losses are deducted from the credit and winnings are added to the credit, instead of coins being dropped into a tray. When the player is finished, the video lottery machine prints out a ticket showing the remaining amount of credit. The ticket is redeemable for cash at the establishment's register. More recently, some video lottery jurisdictions, like Delaware, have moved into the more traditional casino environment with state-owned casinos at pari-mutuel facilities (primarily racetracks). The machines in these locations pay out in coins from a hopper. Compared to most traditional lottery games, video lottery provides a higher level of entertainment and instant gratification for winners. Video lottery offers players a payback percentage of 80% to

94%, which is lower than most traditional casino games, but greater than traditional state lotteries where payback is typically 50%.

     There are three basic regulatory ownership structures in which video lottery can be implemented. Under private sector ownership, the gaming machines may be owned either by the owners of the establishments in which the gaming machines are placed, by the operators of coin-operated machine routes or by distributorships who contract with location owners to install, service and maintain the gaming machines. This ownership structure has been adopted in Montana, South Dakota, Louisiana, West Virginia, New Brunswick, Prince Edward Island and South Australia. A variation of this system involving two government-authorized operators between which the market is divided has been adopted in Victoria, Australia. Alternatively, the government can own the machines. This is the form of ownership adopted in Alberta, Saskatchewan, Newfoundland, Nova Scotia and Quebec in Canada and in the Northern Territories, Australia. In Oregon, the government has leased rather than purchased the gaming machines. In Delaware and Rhode Island, the contractor shares in the revenue stream with the state while maintaining ownership. Third, a "sole-source" private sector entity can own the machines and operate them through a turn-key arrangement with the government in exchange for a participation in the lottery revenues. This system has not been adopted by any jurisdiction; however, states may explore this alternative as a means to more efficiently operate their video lottery.

     In 1996 and 1997 certain jurisdictions, most notably Louisiana and Alberta, Canada, have allowed voters to decide on the continued operation of video lottery locations and casinos in their cities and counties. In Louisiana, voters in approximately one-half of the state's parishes voted to ban video lottery operations. Existing locations will be allowed to operate for approximately two years before the machines must be removed. In Alberta, only one small city has voted to date, and voters there have given the local casino seven days to remove machines. More cities in Alberta are expected to hold elections in the spring.

     The approval of gaming in new land-based casino jurisdictions, riverboat gaming, Native American casino gaming and networked video lottery systems has driven gaming equipment demand growth during the 1990s. The construction of large scale destination resorts in Las Vegas in recent years has contributed to this demand. In Las Vegas, Mississippi and Atlantic City additional expansion projects are scheduled for completion in 1997. In the United States, casino video gaming is permitted in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Montana, Nevada, New Jersey and South Dakota, as well as on Native American lands in several additional states including Arizona, Connecticut, Iowa, Michigan, Minnesota, North Dakota, Oregon, South Dakota, Washington and Wisconsin. Outside the United States, legalized gaming is still in its nascency. Canada, Australia and France are the most developed, but Asia, South Africa and South and Central America are all expanding or exploring gaming operations. While 20-30% of the demand for casino gaming machines relates to replacement sales, most of the growth stems from the development of new casinos.

         Casino gaming is considered a subset of consumer entertainment expenditure. Its contribution is significant with $44.4 billion in U.S. gaming industry revenue in 1995. This figure dwarfs the $5.5 billion spent on movies, the $12.2 billion spent on recorded music, the $14 billion spent at theme parks and other amusement activities and the $13.3 billion spent on spectator sports and other live events. With this evidence for the intrinsic demand for gaming, the expected growth drivers for the industry are twofold -- a strong consumer appetite for the product coupled with a desire by state governments to find alternative revenue sources. These dual forces, with a strengthening consumer acceptance of gaming, point toward a continued expansion of casino style gaming, although there can be no assurance that this trend will continue.

     Although a significant percentage of Nevada's current machine mix consists of video gaming machines, the Company will still be competing for casino floor space with traditional slots. Most of the existing video machines are video poker machines and do not offer multiple games as the Company's machines do.

Market Overview

     Replacement product demand for gaming machines is anticipated to accelerate in 1997. This creates an opportunity for the Company to introduce new games and capitalize on its superior machine performance and advanced technology. Future replacement demand will accelerate as gaming equipment in markets opened in 1991 gradually reach replacement age. It is estimated that the base slot machine replacement market should reach 82,000 units in the United States by the end of the decade. Adding 17,000 government systems machine replacements brings the total gaming machine replacement demand to an estimated 95,000-100,000 units by the year 2000.

     Australia continues to show strong growth potential. Victoria, Australia, authorized private sector placement of 5,000 terminals when operations commenced in August 1992. In addition, the Victoria Government lifted its moratorium on gaming machine placements, raising the level of permissible terminals from 20,000 to 27,000 for 1996. The Company entered into technology agreements with Datacraft Technologies Pty Ltd which will terminate in April 1997, pertaining to the manufacturing of the Company's gaming machines for use in Australia. The Company plans to distribute its own gaming machines in Australia. Additional growth is expected in Norway, Sweden and South Africa. There can be no assurance, however, as to any such growth prospects.

     The Company commenced sales of its gaming machines to state-licensed casinos in Colorado in the third quarter of 1994. In June 1994, the Company entered into a technology transfer agreement with Datacraft Technologies Pty Ltd, for the manufacture and sale of the Company's gaming machines to a licensed casino in Victoria, Australia. The Company began selling machines in the Nevada market in May 1996. Additionally, the Company began selling gaming machines in New Jersey in July 1996 through a distribution arrangement with Surfside Casino Products. The Company has entered the riverboat market in Iowa, Indiana, Louisiana and Mississippi.

     In the Native American market, the Company has entered into a distributor agreement with Lieberman Gaming Company to market video gaming machines to casinos in Iowa, Michigan, Minnesota, North Dakota, South Dakota and Wisconsin. The Company has placed additional machines at Native American casinos in Arizona, Mississippi and Oregon.

     The Company believes gaming at racetracks may expand as more jurisdictions pass enabling legislation. The Company plans to leverage the relationships developed with the tracks through United Tote to attempt to gain entrance into these new markets. On March 21 the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park, New Mexico. The bill, which is anticipated to be signed by the state's Governor, allows, among other things, the operation of up to 300 video gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until late 1997 or early 1998.


Video Lottery Markets

     The following table, as of December 31, 1996, sets forth certain information concerning the number of Company (through its subsidiary VLC) and non-Company video lottery gaming machines in operation in the jurisdictions that currently have video lottery operations:

                                                           Central                     VLC Share
                         Commencement  Ownership           Control  Number of     -------------------
Jurisdiction(1)              Date      Structure           System   Terminals(2)  Terminals(3)      %
-------------            ------------  ------------------  ------   ------------  ------------  -----
Montana(4)                   1985      Private(5)          None       17,775          4,070     22.4%
South Dakota(6)              1989      Private             VLC         7,985          7,346     92.0%
Atlantic Canada(7)           1990      Private/Government  VLC         9,799          3,763     38.4%
Saskatchewan                 1993      Government          GTECH       3,566          1,148     32.2%
Quebec                       1994      Government          VLC        14,636          4,919     33.6%
Oregon8                      1992      Government          IGT9        8,804          4,974     56.5%
Louisiana                    1992      Private             IGT        15,719          8,719     55.5%
Alberta, Canada              1992      Government          GTECH       5,792          3,833     66.2%
Iceland                      1991      Charitable          VLC         1,000            430     43.0%
Rhode Island10               1992      Government          GTECH       1,635            440     26.9%
South Australia              1994      Private             VLC        10,000          1,000     10.0%
Victoria, Australia11        1995      Private             VLC         3,500          1,400     40.0%
Victoria, Australia11        1995      Trust               VLC        11,000          5,000     45.5%
Delaware12                   1995      Government          AWI           335            275     82.1%
Northern Territory           1996      Government          VLC           700             80     11.4%
                                                                     -------         ------
         Total                                                       112,246         47,397     42.2%
                                                                     =======         ======     =====

(1) Excludes several other jurisdictions where test operations are in progress. Excludes Manitoba, which currently has authorized video lottery operations in rural areas and Winnipeg hotels and lounges only. Approximately 530 video gaming machines are in operation in this jurisdiction. Excludes Norway where machines are run independently by various charitable organizations. In 1996 the Norwegian Red Cross installed a VLC central system that currently is operating with 300 VLC machines. Excludes Sweden where a program using an IGT central system installed in 1996 is just beginning operations. VLC does not participate in this market.
(2)  In operation as of October 1996.
(3)  Number of VLC gaming machines sold may vary from number in operation.
(4) Total number of video lottery gaming machines and number of VLC gaming machines based on number of gaming machines licensed, according to the Montana Gambling Control Division and VLC shipment reports. The Company commenced selling its gaming machines in Montana in May 1988. At March 31, 1988, the estimated number of gaming machines in operation in Montana was 7,303.
(5)  Private includes coin Operators and/or Location owners.
(6) Total number of gaming machines based on information provided by the South Dakota Lottery. Number of VLC gaming machines based on VLC shipment reports.
(7) Total number of gaming machines and number of VLC gaming machines based on information provided by Atlantic Lotto. Atlantic Canada encompasses the provinces of New Brunswick, Newfoundland, Nova Scotia and Prince Edward Island. New Brunswick and Prince Edward Island have adopted a private ownership structure, while in the provinces of Newfoundland and Nova Scotia, the gaming machines are owned by the government or its appointed agent.
(8) Total number of gaming machines and number of VLC gaming machines based on contract with Oregon State Lottery.
(9) International Game Technology. In 1995, the system contract was awarded to GTECH. Transition of the central system operation to GTECH is anticipated during 1997.
(10) Video lottery operations are authorized at only two pari-mutuel facilities of which the Company is one of four suppliers.
(11) Tattersall Sweep Consultation (the lottery) and TABCORP (the off-track racing association) are the two approved operators in the state of Victoria.
(12) VLC supplies video machines to Dover Downs (120) and Delaware Park (155). IGT supplies video machines to Harrington Midway (60). There are also 2,163 mechanical spinning reel games at the three tracks.

Casino Gaming Markets

     In the past few years, casino gaming has benefited from the significant expansion of legalized gaming, primarily in the Midwestern, Native American and International markets. Additionally, the success of both riverboat and Native American gaming is enhancing the desire of some states to authorize casino gaming. The combination of fiscal budget pressures, neighboring state competition, and strong consumer acceptance may sustain new jurisdiction approvals in the future.

     Revenues in all casino segments increased in 1996. In "traditional" casino markets, Nevada recorded a 0.8% annual gain in casino revenues, reaching the $7.4 billion mark for fiscal 1996. Despite the increasing competition around the New Jersey market, casinos in Atlantic City posted $3.8 billion in revenue in 1996, slightly higher than 1995 revenues. Various casino expansions and new projects increased the number of gaming positions in casinos in these two markets at year-end 1996 by 3%.

     Existing riverboat casino markets in Louisiana, Mississippi, and Iowa continue to generate increasing revenues, while new markets, such as Indiana appear to be performing well. Riverboat casinos continue to provide gaming equipment manufacturers with excellent replacement and new machine placement opportunities.

     At the end of 1996, there were an estimated 100 legal compacted Native American casinos offering slot machines and/or table games to patrons in 21 states. As a whole, revenue performance of Native American casinos continues to increase. This market continues to be very viable for video gaming equipment manufacturers.

     International markets outside of Australia and Europe are less developed. Most opportunities will require strong diplomatic approaches and partnerships with local interests.

     Over the past decade, advancements in gaming machine technology have attracted a greater number of North American players to slot and video gaming machines due primarily to higher jackpots and enhanced player appeal. For casino operators, video gaming machines are a less expensive, revenue-generating alternative to table games, which require significant labor to operate.

     The installed gaming machine equipment base in domestic markets exceeded 450,000 units in 1996. An additional 75,000 machines will likely be integrated into the base market by the end of 1999.

Gaming Machines

     The Company seeks to capture a significant portion of the market for its gaming machines by offering a technologically advanced and reliable machine to the operator, and a fun, fast, easy game to the player. The Company's current generation of gaming machines incorporates interactive touchscreen control technology on a multi-color video display. Each gaming machine is capable of storing over 100 different games in memory, based on the games' memory requirements. The machine can present up to twelve different games selected through a menu format, such as video spinning reel games, poker, joker poker, keno, bingo, beano and blackjack. The player can vary the amount of each wager. The number of games that may be offered on a gaming machine, the specific games and the amount that a player can wager are determined by the regulating authority in each jurisdiction.


     The gaming machines also incorporate a variety of menu-driven internal accounting, security and diagnostic features, such as on screen accounting, audit and game statistics. The machines have redundant and self-correcting memory and self diagnostic circuitry designed for effectiveness in widely dispersed locations. The gaming machines are manufactured with a set of custom components that can interface with various peripheral devices (such as coin and bill acceptors, coin hoppers, printers and ticket dispensers) in a modular design for ease of maintenance and flexibility of configuration.

     The Company recently introduced its Winning Touch(R) Power SeriesTM, an enhanced graphics version of its Winning Touch(R) gaming machine. Besides offering an enhanced graphics engine and improved sound capabilities, this machine's design provides greater flexibility, capacity and more efficient software development capabilities than its predecessor. The Power SeriesTM has been submitted to Nevada regulators for testing. The Company expects to receive final approval in the third or fourth quarter of 1997. The Company's video gaming machines typically sell for between $4,500 and $7,900, depending on the configuration and generation of the machine.

     The innovative graphics and advanced technology that have been key contributors to VLC's success in the video lottery market will benefit the Company as it seeks to gain market share in the casino marketplace. The games, the players, and the operator's needs such as enhanced reliability and revenue generation, are the same for both industries. The knowledge and experience acquired through its video lottery operations should enable VLC to further enhance the superior playability and appeal of its machines in the casino markets.

Marketing and Distribution

     The Company must obtain a license and machine approval before it can sell machines in either the casino or video lottery markets. The following chart shows the jurisdictions where VLC currently is licensed and what license applications have been filed for which approval is pending.


       CURRENT JURISDICTIONS IN WHICH VLC IS LICENSED TO CONDUCT BUSINESS
-------------------------------------------------------------------------------------------
UNITED STATES                                                         INTERNATIONAL
--------------------------------------------------------------------
                                                     Native American
Video Lottery  Casino/Riverboat         Charitable       Market
-------------  ----------------         ----------   ---------------  ---------------------
Delaware       Colorado (casino)        Mississippi  Arizona          Australia
Louisiana      Indiana (riverboat)                     Ak-Chin         South Australia
Montana        Louisiana (casino)                      Fort McDowell   Western Australia
Oregon         Louisiana (riverboat)                   Gila River      Tasmania
Rhode Island   Mississippi (riverboat)                 Tonto Apache    Victoria
South Dakota   Nevada (casino -                        White Mountain  Northern Territory
                temporary)                               Apache       Canada
               New Jersey (casino)                     Yavapai-Apache  Alberta
               Deadwood, South                       Connecticut       New Brunswick
                Dakota (casino)                      Kansas            Newfoundland
               Iowa (riverboat)                       Sac & Fox        Nova Scotia
               Missouri (riverboat -                 Louisiana         Prince Edward Island
                temporary)                            Tunica-Biloxi    Quebec
                                                     Michigan          Saskatchewan
                                                      Bay Hills       Iceland
                                                     Minnesota        Norway
                                                     Mississippi      Peru
                                                      Choctaw         LICENSING
                                                     Oregon           APPLICATIONS FILED:
                                                      Coquille        Nevada Gaming
                                                      Umatilla         Commission and State
                                                      Warm Springs     Gaming Control Board
                                                     Wisconsin        New South Wales
                                                                      Mpumalanga, South
                                                                       Africa
                                                                      Ontario, Canada
                                                                      West Virginia

     VLC began its sales efforts at casinos in Colorado, a predominantly "locals" environment. Colorado is geographically close to VLC headquarters allowing for better service and monitoring. VLC then entered the Louisiana market because of the success of its Winning Touch(R) gaming machine in the video lottery market. In 1995, VLC placed games in the Mississippi casino market in both riverboat and Native American casinos. The Company's temporary license, which expires in April 1997, was issued by the Nevada Gaming Commission in April 1995. The application for a gaming license up for consideration this year by the Nevada Gaming Commission is discussed under "Nevada Regulatory Matters." (See "Government Regulations - Nevada Regulatory Matters.") In 1996 VLC opened offices in Las Vegas and Reno, Nevada, hiring local sales staff and technicians. The Company finalized field trials and began selling machines into the Nevada market in May 1996.

     The marketing and distribution of gaming machines is controlled to some extent by the statutory and regulatory structure adopted in each jurisdiction. The Company markets its gaming machines both through a direct sales force and distributors. Currently, sales are made through a distributor in Louisiana, South Australia, New Jersey and the Native American markets of the mid-western United States. The Company also plans to use a distributor for the Connecticut market. In deciding whether to use a distributor in a new jurisdiction, the Company will consider a variety of factors, including existing relationships with operators and location owners, the ability of a distributor to service the market after the sale, the distributor's financial condition, any regulatory constraints and the long-term economics to the Company of direct sales as opposed to sales to distributors.

     The Company does not have standard credit terms for the sale of gaming machines. The terms on which the Company typically sells depend in part on the market into which the gaming machines are sold. Due to intense competition, the Company has provided flexible credit terms and has supplied gaming machines on an operating lease basis.

     The Company's gaming machines are typically covered by a 90-day parts and labor warranty. The Company provides after-market parts and service to coin operators and other servicing agents. These after-market parts and services include technical repair and hardware and software upgrades and enhancements. The Company's maintenance staff also provides follow-up services with respect to updates to hardware and software on the Company's gaming machines. The Company expects these updates to provide an increasing portion of the Company's revenue in the future as customers request a more varied library of games and increased reporting features. Once a new game is developed, the ease with which the Company's video machine software can be changed is an attractive selling point.

Central Control Systems

     The Company derives revenues from its central control system software through the grant of licenses to use the software and by providing installation and maintenance services with respect to the software.

     Video lottery gaming machines can be operated either through a central control system controlled by a governmental authority or on a stand-alone basis. In every video lottery gaming jurisdiction except Montana, the gaming machines are connected to a central control system. The Company believes that the greater control and monitoring ability offered through central control systems will cause any new jurisdictions to adopt such systems. Similar technology can also be used by casinos for machines on its floor, as monitoring ability and the use of progressives become increasingly important. The Company's central control systems are designed with features intended to appeal to the concerns of the operator, including:

     o Security. To ensure security of communications, VLC's machines have sophisticated features, including encryption, sequencing and timing of data transmissions.

     o Control. Each gaming machine on the system must be enabled by a call from the central site before it is capable of displaying a playable game and can be disabled by the central control system at any time.

     o Compatibility. The Company's central control system allows gaming machines made by other manufacturers to run on the system.

     o Economy of Operation. The Company's central control system can be operated in a dial-up format which is economical to install and operate compared to either a traditional on-line lottery system (using dedicated lines) or a stand-alone system of non-communicating video gaming machines. However, the system can run in a real-time environment (on-line) should a jurisdiction require this feature.

     o Reports and Audits. The central site receives on-demand reports from each gaming machine on the system and automatically audits the programming of every machine on a daily basis.

     o Electronic Fund Transfer. The central control system is capable of processing EFT functions which translate to easier and quicker funds collection.

     o Flexibility. The system is designed to be flexible so as to meet the needs of various sized markets, to accommodate regulatory changes and to adapt to new game designs and features.

     The Company's central control system software is marketed through the Company's direct sales force. The marketing efforts for a video lottery central control system typically begin when a legislative body is considering the adoption of video lottery enabling legislation. Once enabling legislation calling for a central control system is adopted, the selection of the central control system is normally accomplished through a formal bid process that involves submittal of proposals followed by a competitive evaluation period. The Company's marketing efforts for its lottery products and services also frequently involve top management in addition to the Company's marketing staff. The Company also retains persons who are registered as lobbyists in a given jurisdiction.

     The Company designed and installed software for the video lottery central control systems in South Dakota, Loto Quebec, the Atlantic Lottery Commission's ("ALC," the regulatory body governing lotteries in eastern Canada) multi-jurisdictional system now covering four provinces in eastern Canada, Tattersalls and TABCORP in Victoria, Australia, Independent Gaming Corporation in South Australia and the Northern Territory Racing & Gaming Authority of Northern Territory, Australia and the Norwegian Red Cross. The Company's MasterLinkTM system is state-of-the-art technology, utilizing an IBM UNIX platform or DEC ALPHA platform as is the case with ALC, and offers customers the opportunity to operate on-line lottery functions and video lottery terminals from a single central system.

     The first video gaming machine application of the MasterLinkTM system running concurrently with the traditional on-line lottery application became operational in Delaware in December 1995, when the gaming facilities licensed by the Delaware State Lottery at two of the state's pari-mutuel tracks opened. The system is successfully reporting data from both video gaming machines and spinning reel slot machines as well as the on-line lottery.

     The video gaming application of the MasterLinkTM system is being marketed as a stand-alone system under the name Advanced Gaming System. This system is modular in design and provides for the addition of expansion modules to allow for progressives, player tracking, casino management systems and slot accounting systems.

Product Research and Development

     Video gaming customers look for a variety of features in video gaming products. The technology in current machines will develop and improve over time, forcing manufacturers to invest in ongoing game development. VLC's Winning Touch(R) gaming machine contains libraries with numerous game variations and allows for swift reprogramming to provide the newest games. In addition to offering expansive product lines, casinos require customized services for specific requests, including video graphics, game development and floor space design.

     As video gaming becomes more widespread and players become accustomed to the ever-improving graphics and interactive features of video games, the Company believes that video gaming machines will make up a larger segment of the gaming environment. Because of this, the focus of research and development is shifting toward more emphasis on software development. The same shift is happening on the central systems side as both video lottery jurisdictions and casinos demand more reporting features, downloadable games and additional forms of jackpotting and linked progressives. The Company expensed approximately $3,143,000, $2,358,000 and $2,305,000 for costs incurred in the support, development and enhancements of new and existing video products for the years ended December 31, 1996, 1995 and 1994, respectively.

Route Operations

     Through three of its subsidiaries, VLT owns, operates and maintains video lottery and amusement machines in business establishments located in three areas in southern Montana. The Company believes its route operations, in addition to generating recurring revenue and predictable operating profit, enable the Company to understand the needs and preferences of players and coin operators by providing testing grounds for new hardware and software concepts. This research enables the Company to observe player response to various terminal configurations and to use this data to improve its terminal design.

     As of December 31, 1996, the Company operated 1,128 video lottery gaming machines and 822 amusement machines in approximately 170 locations in Montana. The Company's route operations primarily utilize coin-operated video poker and video keno machines. The amusement machines consist principally of coin-operated video machines, pinball machines, pool tables, CD players and juke boxes. Based on its familiarity with the relatively small number of competitors of its route operations and its familiarity with substantially all of the potential locations for video lottery machines in the market areas, the Company believes that its route operations have a significant share of the video lottery machine market. During the year ended December 31, 1996, the route operations generated approximately $16.5 million or 9.4% of the Company's consolidated revenues.

     The Company enters into agreements with owners of business establishments to install video lottery and amusement machines at their businesses. The number of machines per location is determined by available space, customer base, competition, preference of the owner of the establishment, and, in the case of video lottery gaming machines, licensing limitations. The agreements typically provide for revenue sharing with the location owner based upon a percentage of the net revenues generated by the Company's machines. In certain instances, the Company or one of its subsidiaries may assist the location owner with obtaining financing relating to the location, including providing a guaranty of such financing. The agreements require the Company to install, maintain and service machines installed at the location.

                 Pari-Mutuel Wagering Systems Industry Overview

     The market for pari-mutuel wagering systems in North America includes horse and greyhound racetracks, a growing number of off-track betting (OTB) facilities and jai alai frontons. Pari-mutuel wagering is authorized in 43 states in the United States, all provinces in Canada, and many foreign countries. Pari-mutuel wagering is a form of wagering in which patrons bet against each other in separate pools, rather than against the operator of the facility or with preset odds. As a result, wagering odds are determined by the size of the pools and the distribution of dollars established by the patrons' wagers. The odds change continually until betting closes at the start of a race or event. The odds and payout information are conveyed to the public and updated frequently on display boards and on video monitors located at various places throughout the facility. The facility operator administers the pool and is compensated by a percentage of the gross monies wagered at the facility (the "handle"). There are approximately 400 pari-mutuel wagering facilities in North America and numerous others worldwide.

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

     Computerized pari-mutuel wagering systems, commonly referred to as totalisators, support pari-mutuel wagering by accepting wagers, calculating odds and payouts, distributing such data to display systems, verifying and cashing winning tickets, and performing assorted management, accounting and reporting functions. Totalisator systems can be used to serve on-track, off-track and inter-track wagering. On-track wagering is conducted on the premises of a racetrack while the live race is taking place. Off-track wagering takes place somewhere other than at a racetrack, most commonly at off-track betting facilities, most of which televise the event taking place. OTB systems generally combine or commingle wagers from the remote locations into common pari-mutuel pools maintained at the host track. Inter-track wagering is similar to off-track wagering in that it entails the combination of wagering pools from different locations into a common pool at the host track, the significant difference being the location where the wagering occurs. Inter-track wagering occurs at one racetrack when it accepts bets on a live racing event occurring at another track. An event is televised from the host track where the race is transmitted to one or more "guest" tracks and the wagers from the guest tracks are then transmitted to the host track's computer system and combined with the host track's pari-mutuel pool. The host track's central computer calculates the merged or combined pool and returns that information to the guest tracks. As a result, betting patrons at the guest tracks are in the pari-mutuel pool of the host track and they may in some instances receive the same payout for winning wagers as they would have received had they attended the live racing event at the host track.

     The most common form of totalisator system used in North America is the computerized "sell/cash" system that allows patrons to place bets and to cash winning tickets at the same window. A typical sell/cash system consists of a central computer, as many as several hundred electronic ticket issuing terminals, display equipment and associated peripheral equipment. The system also includes proprietary software to carry out the complex, high speed wagering functions required by modern pari-mutuel betting. The totalisator terminal is the interface between the system and pari-mutuel customer. The terminals are most commonly operated by pari-mutuel tellers employed by the racetrack although in recent years a growing number of terminals are now operated directly by the patrons or accept pre-marked betting slips the patrons have prepared. After the terminal accepts the wagering information, the terminal transmits it to a central computer system consisting of one or more central processing units ("CPUs") which perform the bulk of the computer calculations for the system along with generating management reports.

     The CPUs authorize the issuance of a printed ticket, aggregate the wagers into pools and calculate the resulting odds. The CPUs communicate the calculated odds for display on video monitors or totalisator boards and calculate the final odds and payout amounts when the racing event is complete and the results are official. The winning patrons present their tickets to the pari-mutuel tellers or self-service terminals. The terminals read and then communicate the ticket number from the winning tickets to the CPUs, which calculate and display the payout amount to the clerk who pays the patron or on a self-service terminal which can issue a credit voucher to the patron that may be cashed at a teller window or utilized in a self-service terminal. Off-track betting systems typically include terminals at several different OTB facilities or racetracks and a CPU which communicates with the wagering systems at the on-track locations via telephone lines.

Contracts

     Domestic. United Tote provides pari-mutuel wagering services to most North American customer facilities under long-term service contracts, typically with 5-7 year terms under which the Company provides the pari-mutuel wagering computer system, as well as the operations, maintenance and supervisory personnel necessary to operate the system, while the mutuel clerks who issue tickets on the teller-operated terminals to the patrons of the facility are employed by the facility. Under such service contracts, the Company at all times retains ownership of the equipment and is entitled to liquidated damages in the event a customer cancels without cause.

     Service contract revenues received by United Tote from the operation of its pari-mutuel wagering systems are generally based upon a percentage of the handle, subject in most instances to minimum fees. Minimum fees under the service contracts are generally based on the number of days the facility operates, as well as other factors, including the type of system and number of terminals installed at the facility and the reliability of the predicted number of racing days to occur during the term of the contract.

     United Tote makes certain warranties regarding the operation and reliability of its wagering systems. In the event of system failure, United Tote is generally responsible for certain liquidated damages, subject to a maximum daily and/or annual amount. In some instances, United Tote may be liable for tickets paid in error or for counterfeit tickets. Liquidated damages paid or accrued by United Tote with respect to its pari-mutuel contracts during the year ended December 31, 1996 were less than 0.3% of its revenues for fiscal 1996.

     With the growth of simulcasting, many of United Tote's racetrack customers and most of its OTB customers operate throughout the year. Facilities which are seasonal, generally contract for services only during their operating season, allowing United Tote to move its equipment and personnel to other facilities at the close of an operating season at a seasonal facility, forming "circuits" among such facilities.

     United Tote has acquired approximately 23% of the pari-mutuel wagering systems market in the United States and Canada since introducing its first computerized wagering system in 1980. As of December 31, 1996, United Tote had wagering systems contracts with 124 pari-mutuel customers in North America and internationally. The installed base of its terminals was approximately 8,400 at December 31, 1996.

     In some limited instances, North American facilities purchase a pari-mutuel wagering system from United Tote. In such cases, the Company usually enters into separate service and maintenance agreements for the system.

     Until recent years, United Tote had historically focused on providing services to small and medium-sized racetracks; however, since the addition of contracts with all of the Kentucky thoroughbred racetracks and the Kentucky statewide OTB network in 1994, United Tote has demonstrated its ability to perform at large customer facilities. The capabilities of United Tote's Horizon System were again demonstrated by handling the record-setting 122nd running of the Kentucky Derby at Churchill Downs in 1996, where $16.7 million was wagered at the track; an additional $50.9 million was wagered through hubs throughout the country for another North American single-day record of $67.6 million total combined system handle (an increase of $25.9 million over 1995); and an all-time high of $40.2 million was wagered on a single race.

     In recent years United Tote has developed several regional networks of large and smaller sized racetracks or off-track networks rather than just single facility operations. The networks allow the Company to achieve economies of scale by more efficiently utilizing computer hardware and centralizing its service operations. In addition, when linked to other regional and national networks, these networks afford the Company's customers with access to new markets and revenue sources by increasing the number and variety of wagering opportunities that customers can offer their patrons. During 1996 United Tote operated pari-mutuel wagering networks in Alabama, Delaware, Kentucky, Maine, Michigan, Montana and New Mexico, with several more anticipated to go on-line in 1997.

     In 1996 United Tote commenced providing services to a simulcast pavilion constructed for Lone Star Park in Grand Prairie, Texas, a suburb of the Dallas-Fort Worth metroplex. In mid-April 1997, construction of the racetrack itself will be completed and United Tote will commence providing services for live racing at what is anticipated to be one of the premier racetracks in North America.

     Sports/racebook wagering is authorized in several foreign countries including Mexico, and one state (Nevada) in the United States. Sports/race book wagering is a form of wagering in which patrons bet on the outcome of horse and greyhound racing, on various sporting events such as football, basketball, baseball, hockey, boxing and golf, and on other betting propositions. In sports wagering, patrons bet against the operator of the facility or with preset odds rather than against each other.

     In 1996 United Tote commenced sales of its terminals to two Nevada vendors which provide wagering equipment and services to the casino industry for sports/racebook wagering as well as for pari-mutuel wagering applications in other jurisdictions.

     Foreign Sales. United Tote has customers in international marketplaces, including Jamaica, Spain, Mexico, Argentina, Ecuador and the Philippines. Internationally, there has been growth in the utilization of on-line wagering systems in established markets. As economic and political situations improve, new market opportunities open up for U.S. suppliers in less developed countries where there is an increasing demand for advanced technology.

     Wagering systems for facilities outside of North America have historically been sold rather than operated pursuant to service contracts. Such sales have been made on a direct sale basis with payments to the Company generally made in
U. S. dollars. Upon the sale of a system, United Tote also charges the purchaser a license fee for use of the Company's proprietary system software and provides technical assistance and support. The personnel of the Company participate in the installation and commissioning of these systems but typically the systems are thereafter operated by the personnel of the customers who are trained at United Tote serviced facilities.

     During 1996 United Tote sold upgraded computer hardware and additional wagering terminals to several of its existing international customers and renewed software license agreements for its customers in Jamaica and Spain.

     Additionally, during 1996 United Tote sold a number of VERSA and other terminals to a third party value-added reseller in Australia for use in a non-pari-mutuel video game product, simulating horse racing, it markets to casinos, racetracks and cruise ships worldwide.

Products

     United Tote introduced its System 1000 in 1981 and over the years has expanded its presence throughout the United States and Canada. Through incorporating new technology and utilizing more efficient hardware, United Tote continues to offer the wagering industry an affordable sell/cash system to both small and medium-sized tracks. With approximately 2,500 System 1000 terminals in service at customer locations throughout the world, the System 1000 terminal has proven to be extremely durable in the racetrack environment with a minimum life expectancy of about 7 years. Inspection and maintenance services are performed at the Montana headquarters of the Company.

     The newest wagering system developed by United Tote, the Horizon System, first introduced in 1993, features the dual-purpose VERSA terminal, which has both a self-service and teller-operated mode, allowing the racetrack to make full use of all terminals, even on slow race days. The VERSA terminal thus allows for significant labor savings and flexibility and versatility. Other terminals in the Horizon System family are the portable wireless ULTIMA; the cashless account-betting PROFILE; and a bill-accepting module to convert a VERSA into a touch-screen, self-service terminal. Approximately 5,900 VERSA terminals are presently in service at customer locations. In 1995, an enhanced version of the VERSA as well as a color version were developed. Those new model terminals were produced in 1996 and are in service at customer locations.

     United Tote engages in development of new and existing wagering products and proprietary software, including enhancements to its existing products. The Company expensed approximately $843,000 and $755,000 in development and enhancement of its products in 1996 and 1995, respectively.

     Since the inception of its computer-based totalisator system in 1980 United Tote has exclusively used central processor, peripheral units and basic operating system products of the Hewlett-Packard Company. Over the last three years United Tote has completed a review of its system design and has decided to migrate to a platform based on current technology. During 1996 the Company's software team converted the existing tote system application software to the "C" programming language and is now in the process of making the software platform independent. The design team is also finalizing selection and testing of the basic operating system and new platform hardware. In late 1997 United Tote anticipates that the platform migration will be complete and that existing operations focused on regional networks of racetracks in North America will be enhanced in scope.

     United Tote believes that its ability to attract new and retain existing wagering system customers depends in part on the continuous incorporation of innovative technological advances to improve its products lines. The Company maintains a development program directed toward new products and the improvement and refinement of its present products to expand their uses and applications.

                                  Manufacturing

     The Company's gaming machines are manufactured at its principal facility in Bozeman, Montana. The Company has experienced low turnover among its work force, high quality of finished goods, and low labor costs. The Company's manufacturing operations consist primarily of assembly and testing of its on-line lottery, video gaming and pari-mutuel wagering systems machines. The Company purchases most of the parts, components and subassemblies (some of which are designed by the Company) from outside sources and then assembles them into finished products. The Company generally uses standard parts and components that are available from multiple sources. The Company has contracted with third parties for the assembly of gaming machines, which the Company utilizes when demand exceeds the capacity of its Bozeman facility as well as when contractually required. The Company also has contracted with outside sources for the manufacture of some of its components.

                                   Competition

On-line Lottery

     The on-line lottery business is highly competitive and it is not unusual in the United States for contract awards to be challenged by unsuccessful vendors.

     Competition is intense in the traditional on-line lottery business both in the United States and abroad. Although a growing number of jurisdictions permit lotteries, relatively few new or rebid contracts are awarded each year. Although price is a significant competitive factor, other important competitive factors are the ability to optimize lottery revenues through game design; customer marketing support; the dependability, security, technological sophistication and upgrade capability of the network; and the experience and reputation of the vendor.

     AWI's principal competitor in the on-line lottery business, GTECH, is significantly larger, having supplied lottery systems to 27 of the 37 United States on-line lottery jurisdictions. This competitor also has a substantial international presence. The market dominance of this competitor further enhances its competitive position. Other competitors include International Lottery and Totalizer Systems, Inc., Scientific Games, Inc., Autotote Corporation, International des Jeux (Lotto France), Essnet/Alcatel and several other companies.

     In jurisdictions with on-line and video lottery gaming products, the products may compete with each other for entertainment dollars spent on wagering.

Video Gaming and Route Operations

     The Company competes with domestic and foreign manufacturers of video gaming equipment and providers of traditional on-line lottery systems and casino-based gaming systems in the sale of its gaming machines and central control system software. Many of the Company's competitors have greater financial and other resources than the Company. The Company faces competition from companies marketing complete video lottery gaming systems and from companies marketing only video lottery gaming machines as well as increasing competition in the casino gaming market. Among the Company's competitors are International Game Technology, Inc., Bally Gaming, Spielo Gaming International, WMS Industries, Casino Data Systems, Aristocrat and GTECH.

     Significant factors which influence the purchase of video gaming machines and central control systems include price, reliability, technical capability, security, overall earnings power of the product and the experience, financial condition and reputation of the manufacturer and distributor. In addition, gaming authorities may impose other qualifications and requirements on the Company and its competitors in the supply of video gaming products and services and may also consider the performance record and reputation for integrity of the vendor.

     The Company's route operations compete directly with other machine route businesses, including numerous small route operators and several route operators similar in size to the Company's route operations, and with companies selling video lottery gaming machines directly to location owners. The principal factors of competition for route operations are the reputation of the route operator and the quality and earnings potential of the machines offered by the route operator, the service provided by the route operator and the terms of its agreement with the location owner.

Wagering Systems and Racetrack Operations

     Because of the highly regulated nature of the pari-mutuel industry and critical functions of the products supplied, vendors must meet thresholds of reliability, customer service and reputation ahead of product design and price. Unexpected shutdown of a wagering system could result in significant loss of revenues so customers will typically only utilize wagering systems from suppliers with proven abilities at similar size wagering facilities (both in terms of number of terminals and total handle).

     United Tote competes with several companies in North America. Its principal competitor is publicly held Autotote Corporation ("Autotote") which is significantly larger than United Tote, in terms of assets, revenues and net worth. Autotote provides equipment to a large number of wagering facilities, especially pari-mutuel racetracks with large wagering volumes that may be connected to other racetrack facilities within a region. United Tote also competes with privately held AmTote International, Inc. ("AmTote") and, at some facilities, with a limited number of other smaller local or regional companies.

     Competition outside of North America is more fragmented, with competition being provided by several international and regional companies. No single company maintains a dominant market position internationally, although certain companies possess regional strengths.

     The racetrack operation of United Tote, Sunland Park, is located in Sunland Park, New Mexico, directly across the border from El Paso, Texas. Sunland Park does not have direct competition for horse racing in the El Paso area, although there is an operating greyhound racing facility in Juarez, Mexico which also offers sports/race wagering on simulcast racing events and sporting events. Ruidoso Downs, a horse racing facility in Ruidoso Downs, New Mexico, competes in the same general market as Sunland Park, but currently the racing dates at the two tracks do not conflict. Also, The Downs at Albuquerque, New Mexico, historically has competed to some extent against Sunland Park, commencing in January and continuing through the end of Sunland Park's season. If the racing dates or schedules of either other track are expended or altered so that a direct conflict between Sunland Park and the others occurs, it is likely that there would be a significant effect on operations and revenues of Sunland Park.

     While Texas permits pari-mutuel wagering, there are no pari-mutuel racetracks in direct competition with Sunland Park's geographic area, although there has been some effect upon the number and quality of horses available to run at Sunland Park. Sunland Park also competes against other forms of entertainment, including sporting events. The States of New Mexico and Texas currently authorize limited forms of gambling, such as a state lottery, bingo, and Native American casinos, all of which compete for the leisure dollar and which have had a significant negative effect on attendance and handle at Sunland Park in recent years. On March 21 the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park, New Mexico. The bill, which is anticipated to be signed by the state's Governor, allows, among other things, the operation of up to 300 video gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until late 1997 or early 1998.

                              Intellectual Property

     The Company may seek and, in some cases, has sought, patents on some of the technology used in its products. No assurance can be given that any patent applications filed will be granted, that the patents will not be infringed or that other parties will not develop similar technology that will not violate the patents. The Company believes that its technical know-how, trade secrets and the creative skills of its personnel are more important to its success than any benefit which patent protection may afford. The Company typically requires persons such as customers, employees, licensees and subcontractors who have access to proprietary information concerning its products to sign non-disclosure agreements, which prohibit the use of this information other than for the specific purpose for which it is provided, and the Company relies on such agreements, other security measures and trade-secret laws to protect such proprietary information.

     The Company has pending applications for registration of trademarks in connection with its products in the United States, Australia and other foreign countries. The Company intends to file additional applications to register trademarks in the United States and other key jurisdictions as considered necessary. The Company also relies on the laws of trade secrets and copyright to protect its proprietary rights to its central control system software and various other software programs.

                                    Employees

     As of December 31, 1996, the Company employed approximately 830 people on a full and part-time basis. Approximately 30, 150, and 500 were employed in the on-line lottery, gaming machine and wagering systems and racetrack operations segments, respectively. Another 150 people provide corporate manufacturing, finance and administration and national marketing services to the operating segments. Of the total 830 people, approximately 210 are part-time employees in the wagering systems and racetrack operations segment.

     The Company has no collective bargaining agreements with any of its employees and believes that its overall relations with employees are good.

                              Government Regulation

     In the United States, lotteries are not permitted unless expressly authorized by law in such jurisdiction. Currently, there are thirty-eight lotteries operating in the United States and District of Columbia. All these lotteries operate a traditional lottery, namely, offering lotto and instant scratch-off games. Video lottery, involving video simulated games of chance played on gaming devices, is not authorized under traditional lottery statutes in the majority of these jurisdictions. There are presently seven video lottery operations in the United States. Legislation in each jurisdiction generally specifies certain standards to ensure the security and integrity of the lottery operation that include, but are not limited to: the minimum percentage of gross revenues paid back to players in prize money; the percentage of gross revenues paid to a state purpose; randomness of play; goods and services regarded as major procurements requiring state bids; and suitability standards for agents and vendors of major procurements. Policy and management decisions of the lottery operations are generally governed by a commission appointed by the
governor  of  each  state  with  the   day-to-day   operations  of  the  lottery
administered by a director appointed either by the governor or lottery commission. The lottery commission and director of each state generally exercise significant authority, including the determination of the types of games played, the price of tickets, the manner in which the lottery is marketed and selection of vendors of equipment and services.

     To ensure the integrity of their lottery operations, most jurisdictions require detailed background disclosure and investigations of vendors providing goods and services under a contract award for a major procurement, which typically include: on-line computer systems and services; instant ticket printing; ticket validation systems; gaming devices; drawing equipment; and advertising services. Background investigations are conducted on company subsidiaries, affiliates, officers, directors, and shareholders who own 5% or more of the outstanding capital stock of the Company for purposes of meeting suitability standards defined under statute and regulations of each jurisdiction. Additionally, vendors are required to respond and meet comprehensive standards as described in a lottery's request for proposals or invitations for bid for the goods and services contracted. Failure on the part of a vendor to meet suitability standards or provider requirements as delineated in the request for proposals could jeopardize the award of a lottery contract to the Company or provide grounds for the termination of an existing lottery contract.

     The award of lottery contracts and ongoing operations of lotteries in international jurisdictions also are highly regulated, although the operations typically vary from lotteries in the United States. In addition, restrictions are often imposed on foreign corporations seeking to do business in international jurisdictions.

     The manufacture, distribution and operation of gaming devices or facilities are subject to extensive federal, provincial, state and local regulation. These regulations vary from jurisdiction to jurisdiction. All jurisdictions require various licenses, permits and approvals to be held by companies and their key personnel in connection with the manufacture, distribution or operation of gaming devices or facilities. Generally, gaming devices may not be manufactured, distributed or operated unless such licenses are obtained from the appropriate regulatory authorities of the jurisdictions. Changes in such laws, regulations and procedures could have an adverse effect on the Company's operations.

     The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful for a person to manufacture, deliver or receive gaming machines, gaming machine devices and components thereof across interstate lines unless that person has first registered with the Attorney General of the United States. Certain of the Company's subsidiaries are so registered and must renew their registrations annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure or forfeiture of equipment, as well as other penalties.

     Although the regulatory schemes in the jurisdictions in which the Company sells or operates video lottery gaming machines or systems (the "Operating Jurisdictions") are not identical, their material attributes are substantially similar, as described below.

     The manufacture, sale and distribution of gaming devices, including video lottery terminals, and the ownership and operation of gaming facilities in each Operating Jurisdiction, are subject to various provincial, state, county and/or municipal laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in that Operating Jurisdiction (the "Department"). These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming or liquor operations.

     No manufacturing, distributing, owning or operating of gaming devices may be conducted unless proper licenses are obtained. An application for a license may be denied for failure to satisfy any standard or requirement as determined by the Department. In order to ensure the integrity of the video lottery gaming system, most jurisdictions have the authority to conduct background investigations of the Company, its key personnel and significant stockholders. The Department may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed in violation of its law or regulations. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. In September 1992, the Victoria Gaming Commission of Victoria, Australia, reversed a previous decision that had placed VLC on the roll of approved gaming manufacturers for Victoria. Although the decision did not affect sales already completed in Victoria, it prohibited future sales. The Company reapplied for placement on the roll of approved gaming manufacturers and such approval was received in December 1993. In March 1994, the RACJ of Quebec granted the Company a manufacturing license. The RACJ reconsidered its earlier denial of the Company's licensing application (which denial was based upon, among other things, concerns about a possible relationship between the Company and a former chief executive officer) in light of the developments relating to transactions resulting in the former chief executive officer no longer owning any Company securities. Other than the September 1992 decision by the Victoria Gaming Commission (which approved the Company's reapplication) and the reconsidered decision of the RACJ in Quebec, the Company and its key personnel have been approved for licensing upon completed application in all Operating Jurisdictions in which the Company has applied. Suspension or revocation of such licenses could have a material adverse effect upon the Company's future operations and the experience in Victoria and Quebec indicates that there can be no assurance that the Company will receive necessary or appropriate licenses, permits or approvals or, if received, that such licenses, permits or approvals will be renewed or retained. The actions of any licensing authority may be considered by regulatory authorities in other jurisdictions. Similarly, the rejection or termination of the Company, its personnel, or major stockholders in any other jurisdiction may have adverse consequences in other jurisdictions.

     In addition to the Operating Jurisdictions, the Company will seek to do business in other jurisdictions if they authorize video lottery gaming operations in the future. The Company cannot predict the nature of the regulatory scheme in any such jurisdiction. Certain states do have regulatory schemes currently in place which authorize forms of video gaming other than video lottery, such as video poker. There can be no assurance that the Company will obtain the necessary licenses, permits or approvals to conduct business in any new jurisdiction.

     The Company regularly engages public affairs advisors and lobbyists in various United States jurisdictions to advise legislators and the public in connection with lottery legislation and to advise the Company in connection with contract proposals. Officers of the Company may make campaign contributions to various candidates of political parties.

     The process by which lottery contract awards are made may be subject to intense scrutiny and review by federal and state authorities not directly related to lottery authorities. It is impossible to predict the impact, if any, on the Company of any such review of lottery procurement decisions.

     In certain jurisdictions, the Company's pari-mutuel wagering segment is also subject to extensive state regulatory and licensing requirements similar to the Company's on-line lottery and video gaming machine subsidiaries. The
Company's racetrack operations in Sunland Park, New Mexico, are subject to regulation of the New Mexico Racing Commission and other authorities.

Nevada Regulatory Matters

     The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacture and distribution of associated equipment for use in Nevada, and the operation of slot machine routes in Nevada are subject to: (I) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and various local, city and county regulatory agencies (collectively referred to as the "Nevada Gaming Authorities").

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (I) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming, or manufacturing or distribution of gaming devices at any time or in any capacity; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
(v) the prevention of cheating and fraudulent practices; and (vi) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's manufacturing, distribution and slot route operations.

     The Company is registered by the Nevada Commission as a publicly traded corporation and has been found suitable to own the stock of a wholly owned subsidiary (VLC of Nevada, Inc., a "Registered Corporation") (the "Nevada Subsidiary") which is licensed as a manufacturer, distributor and an operator of a slot machine route. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Nevada Subsidiary without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Nevada Subsidiary have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, findings of suitability and licenses (collectively "Gaming Licenses") in order to engage in manufacturing, distribution and slot route activities in Nevada. Such Gaming Licenses are currently limited by the Nevada Commission to expire at midnight, April 24, 1997, the date of the regularly scheduled Nevada Commission meeting. The Company and the Nevada Subsidiary have applied for unlimited Gaming Licenses. VLC has also applied for an unlimited manufacturer's and distributor's license and it is expected that VLC's application will be considered at the same time that the applications of the Company and the Nevada Subsidiary are considered. The following regulatory requirements currently apply to the Company and the Nevada Subsidiary, and will continue to apply to the Company and the Nevada Subsidiary if they are granted new Gaming Licenses. The following regulatory requirements will also apply to VLC if it is licensed. There can be no assurances that the pending applications of the Company, the Nevada Subsidiary and VLC will be approved or that if approved, they will be approved on a timely basis or without conditions or limitations.

     All gaming devices and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada. The Winning Touch (R) gaming machine has been approved by the Nevada Commission.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, the Nevada Subsidiary or VLC in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Nevada Subsidiary and VLC are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the licensed activities of the Nevada Subsidiary and VLC may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Nevada Subsidiary, VLC, or the subsidiaries involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company and the Nevada Subsidiary (and will have the authority to require VLC) to terminate the employment of any person who refuses to file appropriate applications. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and the Nevada Subsidiary are (and VLC will be) required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Nevada Subsidiary are (and those of VLC will be) required to be reported to or approved by the Nevada Commission.

     If it were determined that the Nevada Act was violated by the Company, the Nevada Subsidiary or VLC, the licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Nevada Subsidiary, VLC, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of the licenses held by the Company, the Nevada Subsidiary and VLC could (and revocation of any license would) materially adversely affect the Company's manufacturing, distribution and inter-casino linked system operations.

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his/her suitability determined as a beneficial holder of the Company's voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (I) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Nevada Subsidiary or VLC, the Company (I) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that his acquisition of such debt security would otherwise be inconsistent with the declared policy of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (I) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company and the Nevada Subsidiary are (and VLC will be) required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

     Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (I) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered
Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which gaming operations are to be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (I) a percentage of the gross revenues received; or (ii) the number of gaming devices operated. Annual fees are also payable to the State of Nevada for renewal of licenses as a manufacturer, distributor and operator of a slot machine route.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Native American Gaming Regulations

     Gaming on Native American lands is extensively regulated under federal law, tribal-state compacts and tribal law. The Indian Gaming Regulatory Act of 1988 ("IGRA") provides the framework for federal and state control over all gaming on Native American lands. IGRA regulates the conduct of gaming on Native American lands and the terms and conditions of contracts with third parties for management of gaming operations. IGRA established the National Indian Gaming
Commission ("NIGC") to operate as an independent agency, within the U. S. Department of the Interior, to exercise primary federal regulatory responsibility over such gaming. The NIGC is delegated authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III gaming, approve management agreements for gaming facilities, conduct investigations and monitor tribal gaming generally.

     The IGRA classifies games that may be conducted on Native American lands into three categories. "Class I Gaming" includes social games solely for prizes of minimal value, or traditional forms of Native American Gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. "Class II Gaming" includes bingo, pulltabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, if those games are played at the same location as bingo is played. "Class III Gaming" includes all other commercial forms of gaming, such as table games, slots, video casino games, and other commercial gaming (e.g., sports betting and pari-mutuel wagering).

     Class I Gaming on Native American lands is within the exclusive jurisdiction of the Native American tribes and is not subject to the provisions of IGRA. Class II Gaming is permitted on Native American lands if (a) the state in which the Native American lands lie permits such gaming for any purpose by any person, organization or entity; (b) the gaming is not otherwise specifically prohibited on Native American lands by federal law; (c) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC; (d) a Native American tribe has sole proprietary interest and responsibility for the conduct of gaming; (e) the primary management officials and key employees are tribally licensed; and (f) several other requirements are met. Class III Gaming is permitted on Native American lands if the conditions applicable to Class II Gaming are met and, in addition, the gaming is conducted in conformance with the terms of a written agreement between a tribal government and the government of the state within whose boundaries the tribe's lands lie (a "tribal-state compact").

     IGRA requires states to negotiate in good faith with Native American tribes that seek to enter into a tribal-state compact for the conduct of Class III Gaming. Such tribal-state compact may include provisions for the allocation of criminal and civil jurisdiction between the state and the Native American tribe necessary for the enforcement of such laws and regulations, taxation by the Native American tribe of such activity in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach, standards for the operation of such activity and maintenance of the gaming facility, including licensing, and any other subjects that are directly related to the operation of gaming activities. The terms of tribal-state compacts vary from state to state. Compacts within one state tend to be substantially similar to each other. Compacts usually specify the types of permitted games, entitle the states to inspect casinos, require background investigations and licensing of casino employees and vendors, and may require the tribe to pay a portion of the state's expenses for establishing and maintaining regulatory agencies.

Other Jurisdictions and Government Approvals

     Most of the other jurisdictions in which the Company and its subsidiaries conduct business or intend to conduct business in the future require various licenses, permits, findings of suitability or other approvals (collectively "Government Approvals") in connection with the manufacture and/or distribution of gaming devices or provision of goods or services to the Lottery and Racing Industries. Some jurisdictions allow the Company to operate under a temporary Government Approval or on a transactional basis during the pendency of a comprehensive background investigation. While the Company has received Government Approvals in all of the jurisdictions in which the Company's applications have been acted upon (including Victoria, Australia, and Quebec, Canada, in which the Company's applications were initially denied and then subsequently granted), there can be no assurance that required Government approvals will be given or renewed in the future.

     Most of the jurisdictions in which the Company and its subsidiaries conduct business or intend to conduct business in the future require gaming devices to meet certain standards and specifications established by each jurisdiction. In addition, most jurisdictions require gaming devices to be reviewed and approved by an independent testing laboratory prior to the gaming devices being sold or offered for public play. The Company has received or is seeking such approvals for its gaming devices, but there can be no assurance that such approvals will be maintained or that additional requisite approvals will be obtained.

Additional Financial Information

     Certain financial information for each of the Company's last three fiscal years with respect to industry segments and foreign and domestic operations and export sales is set forth in Note 3 to the Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     The Company's executive offices, principal manufacturing and distribution facilities occupy approximately 82,000 square feet in a building owned by the Company and located in Bozeman, Montana. The Company leases approximately 26,000 square feet serving as a warehouse/assembly facility in the Bozeman area.

     The Company's on-line lottery services subsidiary, AWI, leases facilities in New Jersey located in a complex of which AWI occupies approximately 46,000 square feet. In connection with its operations in the various jurisdictions, AWI occupies approximately 30 additional sites, most of which it holds under lease.

     The Company leases space in Reno (4,800 square feet) and Las Vegas (13,900 square feet), Nevada, primarily for product sales and support as well as assembly, repair and storage of video gaming machine products. Also in Bozeman, Montana, the Company leases approximately 5,300 square feet out of which it operates one of its route businesses. The Company also owns two buildings, one in Billings and one in Livingston, Montana, out of which it operates its other two route businesses.

     The Company also leases approximately 5,000 square feet of office space in Billings, Montana for the administrative offices of UWS. UWS leases approximately 12,100 square feet in San Diego, California, which primarily houses the subsidiary's research and development activities. UWS leases approximately 2,900 square feet of space in Winnipeg, Canada, for administrative and repair services. The Company's racetrack facility in Sunland Park, New Mexico, rests on approximately 153 acres and contains in excess of 330,000 square feet inclusive of the grandstand, stables, barns, offices, etc. The racetrack itself is a one-mile oval track.

ITEM 3.  LEGAL PROCEEDINGS

     As previously reported, a class action, alleging violations of the federal antitrust laws, was filed in June 1994, in the federal district court in South Dakota against the Company and certain video lottery gaming machine operators in South Dakota by a group of other video lottery gaming machine operators, alleging, among other things, a combination and conspiracy to unlawfully restrain trade in video lottery gaming machines by fixing lease prices for such machines, allocating territories and refusing to deal with other operators. Unspecified treble damages were sought, along with injunctive relief to bar the alleged practices. On November 6, 1996, the South Dakota federal district court granted the Company's and other defendants' motion for summary judgment, dismissing, with prejudice, all claims of the plaintiffs in this matter. In December 1996, plaintiffs filed an appeal of this ruling with the Eighth Circuit of the U. S. Court of Appeals.

     On March 25, 1996, the Company reached an agreement with the Shelhamer family to settle all outstanding claims and disputes, including dismissal of all outstanding lawsuits between them. (See Note 2 to the Consolidated Financial Statements.)

     On December 9, 1996, a purported class action was filed in the Court of Chancery, Delaware State Court, directing certain officers and directors of the Company to fulfill their fiduciary obligations by effecting a transaction for acquisition of the Company. This action is presently in its preliminary stages.

     On August 6 and August 7, 1996, respectively, AWI and the Company received notice of a complaint filed by EDS in state court in Collin County, Texas, against the Company and AWI alleging breach of an agreement entered into in connection with services provided by EDS under the agreement. EDS was seeking payment of charges totaling in excess of $33 million, among other things. The Company has been withholding these amounts because of EDS performance issues. The Company and EDS settled all claims against each other on January 30, 1997 pursuant to a Master Settlement Agreement ("MSA"). (See Note 16 to the Consolidated Financial Statements.) Accordingly, a Joint Motion to Dismiss was filed by EDS and subsequently accepted by the District Court, Collin County, Texas in February 1997.

     Although the Company is a party in various other claims and legal actions arising in the ordinary course of business, in the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not likely have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock has traded on the National Market System of Nasdaq under the symbol VLTS since the Company's initial public offering on July 24, 1991. Prior to that time, there was no public market for the Common Stock. The following table sets forth the high and low bid prices for the common shares for the periods indicated as reported by Nasdaq.


          YEAR                                               High       Low
          ----                                               ----       ---

     1996

          Quarter ended December 31, 1996                   $5.75      $3.00
          Quarter ended September 30, 1996                  $4.75      $2.88
          Quarter ended June 30, 1996                       $6.88      $3.75
          Quarter ended March 31, 1996                      $7.38      $4.38

     1995

          Quarter ended December 31, 1995                   $6.50      $3.50
          Quarter ended September 30, 1995                  $7.25      $4.73
          Quarter ended June 30, 1995                       $9.63      $5.50
          Quarter ended March 31, 1995                      $9.88      $7.13


     As of March 1, 1997, there were approximately 588 holders of record of the Company's Common Stock. Since its formation in May 1991, the Company has not paid any dividends to its stockholders. The Company currently intends to retain any earnings to help finance the growth and development of its business and does not anticipate paying cash dividends on its capital stock in the foreseeable future. Any future determination as to the payment of dividends on its Common Stock will depend, among other things, on the future earnings, capital requirements and financial condition of the Company, and on such other factors as the Company's Board of Directors may consider relevant. In addition, the existing bank line of credit held by the Company restricts the payments of dividends by the Company. (See Note 10 to the Consolidated Financial Statements.)













                      [This space intentionally left blank]

ITEM 6.  SELECTED FINANCIAL DATA

     The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1996, are derived from the consolidated financial statements of the Company and subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, and the report thereon, are included elsewhere in this Form 10-K. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto of the Company and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                         Selected Financial Information
                  (Dollars in thousands, except per share data)

                                                              Years Ended December 31,
OPERATIONS DATA                                  1996     1995      1994      1993      1992
                                                 ----     ----      ----      ----      ----

REVENUES
On-line lottery                               $ 88,843    91,653   101,559   115,544    51,552
Gaming machine and route operations             60,186    61,398    68,571    59,069    59,299
Wagering systems and racetrack operations(1)    27,652    28,111    18,652       ---       ---
                                              --------   -------   -------   -------   -------
         Total revenues                        176,681   181,162   188,782   174,613   110,851

COSTS AND EXPENSES
On-line lottery                                 59,333    59,438    62,397    67,985    32,757
Gaming machine and route operations             32,911    35,992    39,815    35,074    37,219
Wagering systems and racetrack operations       20,104    22,286    13,992       ---       ---
Selling, general and administrative             28,697    31,139    34,000    30,362    15,873
Research and development                         7,969     8,888     8,513     6,629     2,570
Other charges                                   34,135     2,763    23,994       ---       ---
Depreciation and amortization                   23,822    22,587    20,694    18,033    10,351
                                              --------  --------   -------   -------   -------
         Total costs and expenses              206,971   183,093   203,405   158,083    98,770
                                              --------   -------   -------   -------   -------

(Loss) earnings from operations                (30,290)   (1,931)  (14,623)   16,530    12,081
Other income (expense)                          (2,694)   (1,833)     (242)   (9,032)      258
Income taxes benefit (expense)                   8,753       846    (1,303)   (3,152)   (3,990)
                                              -------- ---------   -------   -------   -------
Net (loss) earnings from continuing
     operations                                (24,231)   (2,918)  (16,168)    4,346     8,349
Discontinued operations1                         5,482    (5,482)      ---       ---       ---
Extraordinary item                               4,014       ---       ---       ---       ---
                                              -------- ---------   -------   -------   -------
Net (loss) earnings                           $(14,735)   (8,400)  (16,168)    4,346     8,349
                                              ======== =========   =======   =======   =======

(Loss) earnings per share data:
Continuing operations                           $(2.27)     (.28)    (1.54)      .35       .74
Discontinued operations                            .51      (.51)      ---       ---       ---
Extraordinary item                                 .38       ---       ---       ---       ---
                                                ------     -----     -----       ---       ---
                                                $(1.38)     (.79)    (1.54)      .35       .74
                                                ======     =====     =====       ===       ===

Weighted average shares(2)                      10,699    10,608    10,507    12,312    11,316
                                                ======    ======    ======    ======    ======

                                                                  December 31,
BALANCE SHEET DATA                              1996      1995      1994      1993      1992
                                                ----      ----      ----      ----      ----
Working capital                               $ 28,084    19,987    23,344    51,458    25,111
Total assets                                   168,043   165,851   174,032   139,513   150,029
Total long-term debt(1)(3)
  (excluding current installments)               9,312    12,885     9,060       855     3,006
Stockholders' equity                            72,231    86,448    94,112   108,215   103,435
                                              ========   =======   =======   =======   =======

(1) Wagering systems and racetrack operations revenue and costs since May 3, 1994. (See Note 2 to the Consolidated Financial Statements.)
(2)  Common stock equivalents are excluded if antidilutive.
(3) On January 30, 1997, the Company and EDS reached an agreement to settle all claims against each. The agreement, among other things, provided for the extinguishment of outstanding fees of approximately $38.0 million for a note payable of approximately $26.1 million which matures in 2004. (See
     Note 16 to the Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

     The following table presents for the years indicated, the percentage of revenues represented by certain operational data, as well as the percentage change in such items.

                                          Percentage (%) of Total Revenues   Percentage (%) Increase
                                                    Years Ended                   (Decrease)
                                                    December 31,           Year 1996       Year 1995
                                            1996      1995      1994       Over 1995       Over 1994
                                            ----      ----      ----       ---------       ---------

Revenues:
On-line lottery                              50.2      50.6      53.8       (3.1)              (9.7)
Gaming machine and route  operations         34.0      33.9      36.3       (2.0)             (10.5)
Wagering systems and racetrack operations    15.8      15.5       9.9       (1.4)              50.3
                                            -----     -----     -----
                                            100.0     100.0     100.0       (2.5)              (4.0)
                                            -----    -------    -----

Costs and expenses:
On-line lottery                              33.6     32.8     33.1       (0.2)    (4.8)
Gaming machine and route operations          18.6     19.9     21.1       (8.6)    (9.5)
Wagering systems and racetrack operations    11.4     12.3      7.3       (9.9)    59.3
Selling, general and
   administrative                            16.2     17.1     18.0       (7.7)    (8.5)
Research and development                      4.5      4.9      4.5      (10.1)     4.7
Other charges                                19.3      1.5     12.7    1,135.4    (88.3)
Depreciation and
   amortization                              13.5     12.5     11.0        5.3      9.2
                                            -----    -----    -----

                                            117.1    101.0    107.7       13.0    (10.0)
                                            -----    ------   -----

Loss from operations                        (17.1)    (1.0)    (7.7)   1,468.6    (87.0)

Other (expense) income, net                  (1.5)    (1.0)    (0.1)      50.0    800.0
                                            -----    ------   ------
Net loss before income taxes,
 discontinued operations and extraordinary
 items                                      (18.6)    (2.0)    (7.8)     789.2    (75.0)
                                            =====    =====    =====    =======    =====

Wagering systems and racetrack operations revenue and costs relate to a subsidiary which was acquired by the Company on May 3, 1994. Consequently, certain percentages from 1994 are not comparable to 1995 and 1996.

     Revenue from the on-line lottery segment consists primarily of a contractual percentage of lottery ticket sales in eight states as well as revenue from on-line lottery equipment sales. The segment revenue will experience fluctuations depending on relative sizes of jackpots and the number of terminals on-line and selling tickets in the states in which the Company operates. The Company expects on-line lottery services revenue to continue to be a significant component of total revenues. On-line lottery revenue is generated by the Company's AWI subsidiary.

     Revenue from the gaming machine and route operations segment consists of sales and lease of video gaming machines, sales of parts, central control site hardware and software, service of terminals, license fees, and from the operation of gaming machine routes. Route operations revenue consists primarily of gaming machine wagers net of pay-outs to patrons and state gaming taxes. Revenue from gaming machine sales is subject to potentially significant fluctuations. When and if new jurisdictions approve legislation for video lottery gaming operations or forms of casino gaming, and if the Company is awarded a contract in any such jurisdictions, the segment may experience a surge in sales revenue that may or may not decline dramatically depending on the jurisdiction and gaming venue. Gaming machine and route operations includes lease revenue which is derived from the lease of terminals to the Oregon and Rhode Island lotteries which implemented video lottery programs in 1992. The Rhode Island program is a limited form of video lottery at two pari-mutuel facilities. In December 1995 the Company began leasing video gaming machines to the Delaware Lottery. The Company expects video lottery and route operations revenue to continue to be a major component of total revenues. Gaming machine revenue is primarily generated by the Company's VLC subsidiary.

     Revenue from wagering systems and racetrack operations is generated primarily from a contractual percentage of handle processed through computerized pari-mutuel wagering systems from approximately 124 contracts in North America, international sales and lease of pari-mutuel wagering systems, and ownership and operation of a racetrack in Sunland Park, New Mexico. While on-track attendance and handle from pari-mutuel wagering in the United States has markedly decreased over the last decade as jurisdictions have legalized other forms of gaming, there has also been a substantial increase in simulcast and off-track wagering handle during the same period. Due to the significant increase of alternate forms of gaming during the last several years, there can be no assurance that such historical patterns will remain the same in the future, nor can the Company predict the magnitude of any resulting net economic effects on this segment of its business. The Company expects wagering systems and racetrack operations revenue to be a significant component of total revenues. Wagering systems and racetrack operations revenue is generated by the Company's UWS subsidiary.

     Gross profit for each segment is herein defined as revenues for that segment less the corresponding costs and expenses (excluding depreciation and amortization expense and any special or other charges). Costs and expenses related to on-line lottery revenue include all direct costs and allocated indirect costs involved in operating the on-line lottery equipment in each jurisdiction in which the Company has a contract as well as costs of equipment sales, inclusive of materials, labor and allocated manufacturing overhead. Costs and expenses related to gaming machine revenue include direct costs of production, including labor, and allocated manufacturing overhead. Costs and expenses related to route operations include the locations owners' share of the net machine revenues. Costs and expenses related to wagering systems operations include direct and allocated indirect costs associated with the operation of totalisator equipment at the racetracks at which the Company has a contract as well as direct costs of equipment sales.

     Selling, general and administrative expenses consist of labor costs, professional fees, repairs and maintenance expense, promotion and advertising costs, occupancy and other costs, other than those included in costs and expenses applicable to the determination of gross profit as defined above or research and development as discussed below.

     Research and development costs represent costs incurred to gain and develop new knowledge applicable to the Company's various gaming systems inclusive of software and hardware technology. Included in the costs are labor, material, consulting, occupancy and other expenses associated with the research and development efforts. Development costs are capitalized in accordance with Statement of Financial Accounting Standards Board Statement No. 86 for certain software developed for sale or lease.

     Other charges include special and unusual charges recorded by the Company for restructurings, asset valuation impairments, liquidated damage assessments and other contract losses that are considered by the Company to be non-recurring operating expenses not specifically attributable to normal individual segment revenues.

1996 Compared with 1995

     Total revenue in 1996 decreased by $4.5 million (2.5%) to $176.7 million from $181.2 million in 1995. The overall gross profit increased by $.9 million (1.4%) to $64.3 million from $63.4 million in 1995. The Company had a net loss from operations of $24.2 million in 1996 as compared to net loss from operations of $2.9 million in 1995. The increase in loss reflects significant special and other unusual charges recorded in 1996. Absent the special and other unusual charges, the Company would have had net earnings before income taxes of $1.2 million in 1996 and a net loss before income taxes of $1.0 million in 1995. The improvement reflects the $.9 million increase in gross profit and reductions in selling, general and administrative costs and research and development costs, net of capitalization.

                                 On-line Lottery

     Revenue from the on-line lottery segment decreased by $2.9 million (3.1%) to $88.8 million from $91.7 million in 1995. Included in the on-line lottery revenue in 1996 and 1995 is $4.4 million and $5.3 million, respectively, of revenue from international on-line lottery equipment sales. The Company is actively marketing inventory, with a carrying value of approximately $3.8 million, of on-line lottery terminals in a number of international locations; however, there can be no assurance of additional international on-line lottery equipment sales in the near future.

     The Company experienced a decline in revenues from its contract with the Florida Lottery of approximately $5.0 million from 1995 levels as a result of lower lottery ticket sales and a reduction in the contractual fee percentage. The expiration of the contract with the Florida Lottery was extended from June 30, 1996 as a result of a delay of the award of a new contract. In October 1996, the Company was notified by the Florida Lottery that the Company had been selected as the most highly qualified bidder for the award of a new five-year one-line lottery contract. A competitor of the Company has protested the Florida Lottery's selection of the Company and a decision is expected in the second quarter 1997. Pending resolution of the protest, the Company will commence contract negotiations. Under the terms of the request for proposal, sizable capital expenditures in excess of current credit facilities would be required to fulfill its terms. The availability of and terms of new financing are subject to numerous uncertainties and cannot be reasonably predicted. The Florida Lottery contract accounted for approximately 34% of on-line lottery revenues in the last three years.

     The Company's contract with the Washington Lottery expired in June 1996 and the new contract was awarded to a competitor. The contract accounted for $5.7 million (6.5%) and $10.4 million (11.3%) of on-line lottery revenues in 1996 and 1995, respectively.

     In December 1995, the Delaware Lottery implemented a video gaming program which is centrally controlled and monitored by the Company's on-line lottery system in the state. The implementation of the video gaming program is the primary reason for a $5.1 million increase in revenues from 1995 levels from the contract with the Delaware Lottery. The implementation of the video gaming program in Delaware has also resulted in additional lease revenues for the Company's gaming machine segment.

     In the third quarter 1996 the Company implemented an on-line lottery system under contract with the Maryland Lottery. The new contract generated $2.9 million of on-line lottery revenue from start-up through December 31, 1996.

     The gross profit margin of the on-line lottery segment was 33% in 1996 as compared to 35% in 1995. The gross profit margin on services revenue in the on-line lottery segment was 36.1% in 1996 as compared to 33% in 1995. The decrease is primarily attributable to a contractual reduction in the fee structure with the Florida Lottery in 1996. Management does not anticipate significant fluctuations in gross profit margins in the near future. The gross profit margin on on-line central system and equipment sales was 24% and 20% in 1996 and 1995, respectively.

     In 1996, the Company withheld certain payments to EDS primarily due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the agreement between EDS and the Company was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other and agreed to transition the EDS services and personnel to the Company. The terms of the settlement include the receipt by the Company of all of the common and preferred shares owned by EDS (545,454 common and 1,912,728 preferred shares) certain property, plant and equipment used in the provision of services to on-line lottery customers and the extinguishment of approximately $38,000,000 of outstanding fees in return for a $26,100,000 note payable. The note payable calls for interest payments only for the first two years and principal and interest payments in years three through seven (maturity). The note is secured by the 2,458,182 shares of redeemed Common and Preferred Stock, certain inventories, fixed assets and software technology and carries prepayment provisions upon the disposal of substantially all the assets or stock of the Company's on-line lottery subsidiary. The transition of the EDS services and related employees to the Company is anticipated to be completed in the second quarter of 1997.

     The Company paid or accrued approximately $81,600,000 and $70,300,000 to EDS for costs and expenses in 1996 and 1995, respectively. Of those costs and expenses approximately $9,687,000 and $2,675,000 were capitalized primarily in conjunction with software development and deferred start-up costs in 1996 and 1995, respectively.

                       Gaming Machine and Route Operations

     Revenue from gaming machine sales and route operations decreased by $1.2 million (2.0%) to $60.2 million from $61.4 million in 1995.

     Revenue was recognized on delivery of 4,557 units in 1996 as compared to 7,772 in 1995. Included in the total units were approximately 917 and 1,562 of royalty unit sales in 1996 and 1995, respectively. Additionally, the Company shipped 1,175 gaming machines under lease arrangements to the Oregon, Rhode
Island and Delaware lotteries in 1996 as compared to 1,570 gaming machines shipped to the Oregon, Rhode Island and Delaware lotteries in 1995.

     The following table reflects domestic and foreign revenues for the years ended December 31, 1996 and 1995 (amounts in millions):


                                    Years Ended
                                    December 31,
     Jurisdiction                 1996       1995      $ Change     % Change
     ------------                 ----       ----      --------     --------
     Domestic:
     Montana                     $19.7       19.3         0.4           2.0
     Nevada                        1.3        ---         1.3           ---
     South Dakota                  3.0        3.8        (0.8)        (21.1)
     Louisiana                     1.4        9.0        (7.6)        (84.4)
     Oregon                        7.1        6.0         1.1          18.3
     Rhode Island                  2.3        2.4        (0.1)         (4.2)
     Delaware                      2.3        ---         2.3           ---
     Other                         2.4        1.6         0.8           0.5
                                 -----       ----       -----         -----
                                  39.5       42.1        (2.6)         (6.2)
     Foreign:
     Alberta, Canada               3.1        0.7         2.4         342.9
     Atlantic Canada               0.9        1.6        (0.7)        (43.8)
     Norway                        2.9        ---         2.9           ---
     Quebec                        2.2       12.3       (10.1)        (82.1)
     Victoria, Australia           5.9        3.4         2.5          73.5
     South Australia               0.7        0.2         0.5         250.0
     Peru                          3.6        ---         3.6           ---
     Iceland                       0.7        0.8        (0.1)        (12.5)
     Other                         0.7        0.3         0.4         133.3
                                 -----       ----       -----         -----
                                  20.7       19.3         1.4           7.3
                                 -----       ----       -----         -----
                                 $60.2       61.4        (1.2)         (2.0)
                                 =====       ====       =====         =====

     Montana revenue includes $16.5 and $15.3 million from route operations in 1996 and 1995, respectively.

     In 1996, voters in approximately one-half of the state's parishes in Louisiana voted to discontinue video lottery operations in those parishes. Existing locations will be allowed to operate for approximately two years before the gaming machines must be removed.

     The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue, as well as leases revenue, increased to 45% from 41% in 1995. The increase is primarily attributable to the lower sales levels in Louisiana and Quebec which historically carry lower margins for the Company relative to other jurisdictions and higher software sales which carry higher gross profit margins. The gross profit margin from route operations was 28.5% in 1996 as compared to 27.5% in 1995.

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operations segment decreased by $.5 million or (1.6%) to $27.6 million from $28.1 million in 1995. The decrease is attributable to a decline in revenues from the racetrack operations at Sunland Park, New Mexico of approximately $.9 million offset by an increase of $.4 million in revenues generated from wagering systems services and equipment sales. The decline in revenue at Sunland Park is the result of lower handle and attendance and lower revenues resulting from a shorter 1996-1997 live racing season. The increase in revenues for wagering systems is attributable to revenues from additional services under existing contracts, renegotiation of existing contracts under more favorable terms and increased interface fees resulting from increased levels of simulcasting. Lost revenues from closed customer facilities were offset by these increases as well as additional revenues generated at customer facilities that are now open year round for simulcasting and the addition of new customers.

     The number of customer contracts declined in 1996 primarily due to closing of six customer facilities in Kansas, South Dakota, Texas, and Wisconsin. In 1996, United Tote signed contracts with five new customers, and renewed contracts with six U. S. customers and seven Canadian customers. The company plans to continue to renew existing contracts at margins at least comparable to existing contracts and plans to secure new contracts at comparable margins, although no assurance can be given that existing contracts will be renewed or new contracts will be entered into with comparable gross profit margins.

     The gross profit margin from the wagering systems and racetrack operations segment was 27% in 1996 as compared to 21% in 1995. The gross profit margins for wagering systems services and equipment sales were 38% in 1996 and 30% in 1995. The increase in margin is due to increases in the simulcasting and interface revenues which carry higher margins, combined with lower operating expenses from wagering systems. The Sunland Park racetrack operations yielded negative gross margins in both years.

     On March 21 the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park, New Mexico. The bill, which is anticipated to be signed by the state's Governor, allows, among other things, the operation of up to 300 video gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until late 1997 or early 1998.

                       Selling, General and Administrative

     Total selling, general and administrative expenses ("SG&A") decreased by $2.4 million (7.7%) to $28.7 million from $31.1 million in 1995. The decrease is primarily attributable to administrative head-count reductions, cost containment measures and lower trade show spending offset in part by additional marketing efforts primarily in casino markets.

     As a percentage of sales, SG&A expenses were 16.2% in 1996 as compared to 17.2% in 1995. Management anticipates 1997 SG&A levels to be at or near 1996 levels given the current level of activity. Should business development activities increase in the next several fiscal quarters, the SG&A levels would follow.

                            Research and Development

     In 1996,  the Company  expended  $8.0  million (net of  capitalization)  on research and development activities as compared to $8.9 million (net of capitalization) in 1995. The Company capitalized approximately $4.1 million and $2.7 million, respectively, of the development costs primarily in conjunction with the development of the Company's MasterLinkTM system central system software. The new modules and significant enhancements related to the MasterLinkTM system in 1996 were implemented with the Delaware and Maryland on-line lottery systems in 1996. The Delaware Lottery installation was the first installation of the video gaming module of the MasterLinkTM system. The Maryland on-line lottery system reached start-up in the third quarter of 1996 with the most recent version of the MasterLinkTM system including a module for keno games. The Company expects to continue to refine and enhance the Company's MasterLinkTM system in 1997 for video and on-line lottery applications as well as continue the development and enhancement of other on-line, video gaming and wagering systems hardware and software products.

                                  Other Charges

     In 1996, the Company recorded approximately $34.1 million of special charges consisting of approximately $18.0 million for inventory write-downs primarily related to the on-line lottery segment, $8.4 million associated with on-line lottery customer disputes and contract liabilities, $4.6 million for impairment of intangible and other assets for an on-line lottery contract and $3.1 million related to the wagering systems segment as discussed in Note 2 to the Consolidated Financial Statements.

     The  Company's   1995   consolidated   statement  of  operations   includes
approximately $2.8 million of unusual reserves and write-offs associated with exit costs and charges and asset impairments related to five contracts.

                          Depreciation and Amortization

     Depreciation and amortization increased by $1.2 million to $23.8 million from $22.6 million in 1995. The increase is attributable to approximately $25.5 million of new capital assets placed in service and $10.0 million of capitalized deferred start-up and software development costs in 1996. The majority of capital assets procured and manufactured in 1996 were placed in service in the third quarter in conjunction with the on-line lottery implementation in Maryland and the delivery of video gaming machines under lease agreement with the Oregon Lottery.

1995 Compared with 1994

     Total revenue in 1995 decreased by $7.6 million (4.0%) to $181.2 million from $188.8 million in 1994. The overall gross profit decreased by $9.1 million (12.6%) to $63.4 million from $72.5 million in 1994. The Company had a net loss from operations of $2.9 million in 1995 as compared to $16.2 million in 1994. The decrease in losses primarily reflects less special and other charges recorded. The 1994 charges of $24.0 million represented goodwill impairment of $17.3 million and other charges primarily for inventories of $6.7 million. The Company also experienced a decline in gross profit margins in 1995 from 1994 levels.

                                 On-line Lottery

     Revenue from the on-line lottery segment decreased by $9.9 million (9.7%) to $91.7 million from $101.6 million in 1994. Included in the on-line lottery revenue in 1995 and 1994 is $5.3 million and $9.9 million, respectively, of revenue from international on-line lottery equipment sales. Revenue from the Company's contract with the Florida Lottery of $35.2 million decreased by $2.4 million from 1994 primarily reflecting a decline in the contractual fee rate. Also, included in 1994 revenue is $3.1 million from contracts with two off-track betting corporations in the state of New York that expired in December 1994.

     The gross profit margin of the on-line lottery segment was 35.2% in 1995 as compared to 38.6% in 1994. The gross profit margin on services revenue in the on-line lottery segment was 36.1% in 1995 as compared to 39.3% in 1994. The decrease is primarily attributable to a contractual reduction in the fee structure with the Florida Lottery in 1995. The gross profit margin on on-line central system and equipment sales was 19.7% and 32.1% in 1995 and 1994, respectively.

                       Gaming Machine and Route Operations

     Revenue from gaming machine sales and route operations decreased by $7.2 million (10.5%) to $61.4 million from $68.6 million in 1994.

     Revenue was recognized on delivery of 7,772 units in 1995 as compared to 10,008 in 1994. Included in the total units were approximately 1,562 and 2,792 of royalty unit sales in 1995 and 1994, respectively. Additionally, the Company shipped 1,570 gaming machines under lease arrangements to the Oregon, Rhode Island and Delaware lotteries in 1995 as compared to 400 gaming machines shipped to the Oregon Lottery in 1994.

     The following table reflects domestic and foreign revenues for the years ended December 31, 1995 and 1994 (amounts in millions):

                                   Years Ended
                                   December 31,
     Jurisdiction              1995        1994       $ Change      % Change
     ------------              ----        ----       --------      --------
     Domestic:
     Montana                  $19.3        17.9           1.4           7.8
     South Dakota               3.8         5.9          (2.1)        (35.6)
     Louisiana                  9.0        12.0          (3.0)        (25.0)
     Oregon                     6.0         4.4           1.6          36.4
     Rhode Island               2.4         2.1           0.3          14.3
     Other                      1.6         1.4           0.2          14.3
                              -----        ----          ----         -----
                               42.1        43.7          (1.6)         (3.6)
     Foreign:
     Alberta, Canada            0.7         5.4          (4.7)        (87.0)
     Atlantic Canada            1.6         0.8           0.8         100.0
     Quebec                    12.3        10.5           1.8          17.1
     Victoria, Australia        3.4         5.2          (1.8)        (34.6)
     South Australia            0.2         2.0          (1.8)        (90.0)
     Iceland                    0.8         0.5           0.3          60.0
     Other                      0.3         0.5          (0.2)        (40.0)
                              -----        ----          ----         -----
                               19.3        24.9          (5.6)        (22.5)
                              -----        ----          ----         -----
                              $61.4        68.6          (7.2)        (10.5)
                              =====        ====          ====         =====

     Montana revenue includes $15.3 and $15.4 million from route operations in 1995 and 1994, respectively.

     The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue, as well as leases revenue, decreased slightly to 41.4% from 41.9% in 1994. The decrease is primarily attributable to a revenue decline from the lower royalty unit sales under a technology transfer agreement between the Company and a Victoria, Australia manufacturer/distributor. The royalty revenue has nominal direct cost components. The gross profit margin from route operations was 27.5% in 1995 as compared to 28.6% in 1994.

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operations was $28.1 million in 1995 compared to $18.7 million for the eight months ended December 31, 1994. The gross profit margin decreased to 21% in 1995 from 25% in the eight months ended in 1994.

                       Selling, General and Administrative

     Total selling, general and administrative expenses ("SG&A") decreased by $2.9 million (8.5%) to $31.1 million from $34.0 million in 1994. The decrease is primarily attributable to lower legal and professional fees as well as reduced business development expenses. Business development expenses are primarily lobbying, political contributions, trade shows, travel, meals and lodging. As a percentage of sales, SG&A expenses were 17.2% in 1995 as compared to 18.0% in 1994.

                            Research and Development

     In 1995, the Company expended $8.9 million (net of capitalization) on research and development activities as compared to $8.5 million (net of capitalization) in 1994. The Company capitalized approximately $2.7 million and $5.2 million, respectively, of the development costs primarily in conjunction with the development of the MasterLinkTM system central system software.

                          Depreciation and Amortization

     Depreciation and amortization increased by $1.9 million to $22.6 million from $20.7 million in 1994. The increase is attributable to approximately $19.4 million of new capital assets placed in service and $3.5 million of capitalized deferred start-up and software development costs in 1995. Approximately $8.1 million was placed in service in November and December of 1995 in conjunction with the Arizona on-line lottery implementation and start-up and the delivery of approximately 300 gaming machine terminals to the Oregon and Delaware lotteries as part of the leasing programs with those jurisdictions. Approximately $2.4 million of the $3.5 million capitalized deferred start-up and software development costs were capitalized in the fourth quarter 1995 in conjunction with the Arizona on-line lottery implementation and start-up and significant enhancements to the MasterLinkTM system.

Liquidity and Capital Resources

     Working capital, defined as current assets less current liabilities, increased by $8.0 million to $28.0 million at December 31, 1996 from $20.0 million at December 31, 1995.

     The increase in working capital primarily reflects a decrease in current amounts payable to EDS from December 31, 1995. Included in trade accounts payable at December 31, 1996 and 1995, respectively, are amounts payable to EDS of $1.2 million and $10.7 million. In January 1997, the Company settled all outstanding disputes with EDS which included, among other things (see Note 16 to the Consolidated Financial Statements), a reduction of the amounts payable to EDS from the $38.0 million, recorded as a non-current liability at December 31, 1996, to a note payable with a net present value of $26.1 million. The note payable calls for interest only payments for years one and two, and principal and interest payments in years three through maturity in 2004. The note is secured by the 2.4 million shares of Common and Preferred Stock returned by EDS in the settlement and certain assets of the Company's on-line lottery subsidiary and has provisions for accelerated payments upon the sale of the secured assets as well as the Company or certain of its subsidiaries.

     Despite the operating losses incurred in 1996, the Company generated approximately $18.7 million of cash from operations in 1996 as compared to $1.9 million in 1995. The cash provided by operations combined with cash provided by financing activities in excess of $18 million in 1996, was used to invest in capital and intangible assets of in excess of $35 million in 1996. While a portion ($4.6 million) of intangible assets were written off in conjunction with other special charges recorded in 1996, the remaining expenditures are investments expected to be recoverable from the future operations of the Company. The investments were primarily for the implementation of an on-line lottery system in Maryland, development of the MasterLinkTM system software, manufacture and delivery of video gaming machines under lease agreement to the Oregon Lottery and the manufacture and placement of pari-mutuel wagering system terminals.

     In 1996, the Company was named the successful bidder with both the Minnesota and Florida lotteries for on-line lottery contracts. Discussions and negotiations with the Minnesota Lottery are currently in progress. Subject to the final ruling by the administrative judge in the protest proceedings initiated by a competitor, discussions and negotiations on the contract terms will begin with the Florida Lottery. Under the terms of the Florida request for proposal, sizable capital expenditures in excess of current credit facilities could be required. The availability of and terms of new financing are subject to numerous uncertainties and cannot be reasonably predicted.

     The Company's credit facility with First Bank, N.A., expires in February 1998. The credit facility allows additional third party financing within certain parameters specified in the credit agreement, including Amendment No. 5 to the agreement dated January 30, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                              Page

Independent Auditors' Report                                              43

Consolidated Financial Statements:
  Statements of Operations for the years
         ended December 31, 1996, 1995 and 1994                           44
  Balance Sheets as of December 31, 1996 and 1995                         45
  Statements of Stockholders' Equity for the years
         ended December 31, 1996, 1995 and 1994                           46
  Statements of Cash Flows for the years
         ended December 31, 1996, 1995 and 1994                           47

Notes to Consolidated Financial Statements                                48

All schedules are omitted because the information prescribed thereon is not applicable nor required or is furnished in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Video Lottery Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Video Lottery Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Video Lottery Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                   /S/ KPMG PEAT MARWICK LLP



Billings, Montana
February 28, 1997

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years Ended December 31
                                                                     -----------------------
                                                              1996             1995            1994
                                                              ----             ----            ----

REVENUES
   On-line lottery                                       $ 88,842,968       91,653,710      101,559,326
   Gaming machine and route operations                     60,186,249       61,397,937       68,571,177
   Wagering systems and racetrack operations               27,651,989       28,110,605       18,651,802
                                                         ------------      -----------      -----------
     Total revenues                                       176,681,206      181,162,252      188,782,305
                                                         ------------      -----------      -----------

COSTS AND EXPENSES:
   On-line lottery                                         59,332,807       59,438,258       62,396,996
   Gaming machine and route operations                     32,910,623       35,991,531       39,814,825
   Wagering systems and racetrack operations               20,103,761       22,286,127       13,991,770
   Selling, general and administrative                     28,697,610       31,139,361       34,000,545
   Research and development                                 7,969,025        8,887,785        8,513,137
   Other charges                                           34,135,000        2,762,667       23,994,000
   Depreciation and amortization                           23,822,437       22,587,049       20,694,018
                                                         ------------      -----------      -----------
     Total costs and expenses                             206,971,263      183,092,778      203,405,291
                                                         -----------      -----------      -----------

Loss from operations                                      (30,290,057)      (1,930,526)     (14,622,986)
                                                         ------------      -----------      -----------

OTHER INCOME (EXPENSE):
   Interest and other income                                1,059,794        1,243,471        1,445,688
   Interest expense                                        (3,753,555)      (3,077,183)      (1,687,441)
                                                         ------------      -----------      -----------
                                                           (2,693,761)      (1,833,712)        (241,753)
                                                         ------------      -----------      -----------

Loss before income taxes and extraordinary
   items                                                  (32,983,818)      (3,764,238)     (14,864,739)

Income tax benefit (expense)                                8,752,842          846,374       (1,303,034)
                                                         ------------       ----------      -----------

Net loss from operations                                  (24,230,976)      (2,917,864)     (16,167,773)

Reversal of (provision for) loss on discontinuance of
   wagering systems operations, net                         5,482,279       (5,482,279)             ---
                                                         ------------       ----------      -----------

Net loss before extraordinary items                       (18,748,697)      (8,400,143)     (16,167,773)

Extraordinary gain, net                                     4,014,050              ---              ---
                                                         ------------       ----------      -----------

Net loss                                                 $(14,734,647)      (8,400,143)     (16,167,773)
                                                         ============       ==========      ===========


Net earnings (loss) per share:
   From continuing operations                                  $(2.27)            (.28)           (1.54)
   From discontinued operations                                   .51             (.51)             ---
   From extraordinary items                                       .38              ---              ---
                                                               ------             ----            -----
                                                               $(1.38)            (.79)           (1.54)
                                                               ======             ====            =====

Weighted average shares outstanding                        10,698,926       10,608,472       10,506,687
                                                           ==========       ==========       ==========





          See accompanying notes to consolidated financial statements.

                 VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                              1996             1995

ASSETS
   Current assets:
     Cash and cash equivalents                                          $   4,321,884        1,992,667
     Restricted short-term deposits                                         1,364,231        3,768,385
     Accounts receivable, net                                              19,352,571       22,254,361
     Current installments of notes receivable, net                          2,818,371        2,814,814
     Inventories                                                           18,296,801       26,399,936
     Prepaid expenses                                                       1,027,256        1,261,963
     Income tax refund receivable                                           3,551,415        2,431,068
     Deferred income taxes                                                 15,499,722        7,732,606
                                                                        -------------    -------------
   Total current assets                                                    66,232,251       68,655,800
                                                                        -------------    -------------

   Property, plant and equipment                                          153,123,865      132,325,663
     Less accumulated depreciation                                        (78,416,733)     (60,493,819)
                                                                        -------------    -------------
       Net property, plant and equipment                                   74,707,132       71,831,844
                                                                        -------------    -------------

   Restricted cash deposits                                                 2,521,075          817,024
   Notes receivable, excluding current installments                         2,216,074        3,101,503
   Goodwill, net                                                           10,133,364       10,952,241
   Intangible and other assets, net                                        12,232,860       10,492,573
                                                                        -------------    -------------
                                                                        $ 168,042,756      165,850,985
                                                                        -------------    =============
LIABILITIES
   Current liabilities:
     Notes payable                                                      $   7,650,000        8,250,000
     Current installments of long-term debt                                10,604,402        9,588,708
     Accounts payable                                                       6,645,855       15,490,638
     Accrued expenses                                                      13,247,658       15,339,707
                                                                        -------------    -------------
       Total current liabilities                                           38,147,915       48,669,053
                                                                        -------------    -------------

   Long-term debt, excluding current installments                           9,312,371       12,884,564
   Due to EDS                                                              38,025,010             --
   Other liabilities                                                             --         10,000,000
   Deferred income taxes                                                   10,326,000        7,849,206
                                                                        -------------    -------------
       Total liabilities                                                   95,811,296       79,402,823
                                                                        -------------    -------------

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value.  Authorized 10,000,000 shares; no
     shares issued                                                               --               --
   Series A Junior Preferred stock, $.01 par value, convertible non-
     cumulative.  Authorized 1,912,728 shares                                  19,127           19,127
   Common stock, $.01 par value.  Authorized 25,000,000 shares                108,292          106,821
   Paid-in capital                                                         97,764,970       97,284,358
   Deferred restricted stock compensation                                    (417,129)        (452,991)
   Accumulated deficit                                                    (25,243,800)     (10,509,153)
                                                                        -------------    -------------
       Total stockholders' equity                                          72,231,460       86,448,162
                                                                        -------------    -------------
                                                                        $ 168,042,756      165,850,985
                                                                        =============    =============



          See accompanying notes to consolidated financial statements.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------
                                        Series A
                                        Preferred   Common                  Restricted                      Total
                                          Stock      Stock     Paid-in     stock compen-   Accumulated   stockholders'
                                        par value  par value   capital        sation         deficit       equity
----------------------------------------------------------------------------------------------------------------------

December 31, 1993                        $   ---    123,188   94,032,726          ---       14,058,763   108,214,677

Net loss                                     ---        ---          ---          ---      (16,167,773)  (16,167,773)

Restricted stock issued                      ---      1,700    1,694,550   (1,696,250)             ---           ---

Amortization of deferred restricted
     stock compensation                      ---        ---          ---      169,714              ---       169,714

Stock redemption                             ---    (24,582) (65,117,241)         ---              ---   (65,141,823)

Stock issued, net of issue costs          19,127      5,455   66,427,887          ---              ---    66,452,469

Stock issued under stock purchase
     plan                                    ---        337      272,299          ---              ---       272,636

Stock options exercised                      ---        237      326,420          ---              ---       326,657
                                         -------    -------   ----------   ----------      -----------   -----------

December 31, 1994                         19,127    106,335   97,636,641   (1,526,536)      (2,109,010)   94,126,557

Net loss                                     ---        ---          ---          ---       (8,400,143)   (8,400,143)

Amortization of deferred restricted
     stock compensation                      ---        ---          ---      323,545              ---       323,545

Rescission of deferred restricted stock
     compensation                            ---       (500)    (749,500)     750,000              ---           ---

Stock issued under stock purchase
     plan                                    ---        986      397,217          ---              ---       398,203
                                         -------    -------   ----------   ----------      -----------   -----------

December 31, 1995                         19,127    106,821   97,284,358     (452,991)     (10,509,153    86,448,162

Net loss                                     ---        ---          ---          ---      (14,734,647)  (14,734,647)

Deferred restricted stock
     compensation                            ---        300      132,900       35,862              ---       169,062

Stock issued under stock purchase
     plan                                    ---      1,171      347,712          ---              ---       348,883
                                         -------    -------   ----------   ----------      -----------   -----------

December 31, 1996                        $19,127    108,292   97,764,970     (417,129)     (25,243,800)   72,231,460
                                         =======    =======   ==========   ==========      ===========   ===========

---------------------------------------------------------------------------------------------------------------------

Share Amounts Outstanding                        1994                        1995                           1996
                                                 ----                        ----                           ----
                                   Series A           Common     Series A         Common      Series A        Common
Balance                            Preferred Stock    Stock    Preferred Stock    Stock    Preferred Stock    Stock
---------------------------------------------------------------------------------------------------------------------
Beginning of year                          ---     12,318,805    1,912,728     10,633,544    1,912,728     10,682,109
Sale of stock                        1,912,728        545,454          ---            ---          ---            ---
Stock issued under stock
     purchase plan                         ---         33,742          ---         98,565          ---        117,075
Stock redemption                           ---     (2,458,182)         ---            ---          ---            ---
Restricted stock issued (rescinded)        ---        170,000          ---        (50,000)         ---         30,000
Stock options exercised                    ---         23,725          ---            ---          ---            ---
                                     ---------     ----------    ---------     ----------    ---------     ----------
End of year                          1,912,728     10,633,544    1,912,728     10,682,109    1,912,728     10,829,184
                                     =========     ==========    =========     ==========    =========     ==========

          See accompanying notes to consolidated financial statements.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31
                                                                           -----------------------
                                                                     1996            1995            1994
                                                                     ----            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $(14,734,647)     (8,400,143)    (16,167,773)
     Adjustments to reconcile net loss to
         net cash provided by operating
         activities:
         (Reversal of) provision for loss on sale of
              wagering systems operations                         (5,482,279)      5,482,279             ---
         Depreciation and amortization                            23,822,437      22,587,049      20,694,018
         Other charges                                            34,135,000       2,762,667      23,994,000
         Extraordinary gain, net                                  (4,014,050)            ---             ---
         Other, net                                                   78,447         (50,856)          4,418
     Changes in operating assets and liabilities:
         Sales of receivables                                      1,466,952       2,339,710       4,311,874
         Receivables, net                                          1,942,256      (7,502,586)     (6,312,382)
         Inventories                                              (3,488,868)      6,923,294     (26,066,800)
         Prepaid expenses                                            234,707         103,334         (27,995)
         Accounts payable                                          2,006,279     (12,616,174)     18,538,836
         Accrued expenses                                        (10,853,878)     (7,044,732)     (7,152,483)
         Deferred and refundable income taxes                     (6,410,669)     (2,640,409)        351,387
                                                                ------------     -----------     -----------
Net cash provided by operating activities                         18,701,687       1,943,433      12,167,100
                                                                ------------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                        (25,522,476)    (19,046,937)    (13,332,480)
     Expenditures on intangible and other noncurrent assets      (10,037,063)     (3,540,804)     (7,058,678)
     Acquisition of business operations, net of cash acquired            ---             ---     (26,969,161)
     Proceeds from sales of equipment                                109,440         386,063         357,287
     Change in restricted cash deposits                              700,103         181,728       7,298,152
     Maturities (purchases) of available-for-sale
         securities, net of purchases                                    ---             ---      24,607,595
                                                                ------------     -----------     -----------
Net cash used in investing activities                            (34,749,996)    (22,019,950)    (15,097,285)
                                                                ------------     -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) proceeds from notes payable to banks            (600,000)      8,250,000             ---
     Proceeds from issuance of long-term debt                      4,364,424      24,286,477         213,900
     Repayments of long-term debt                                (13,078,791)    (14,735,245)     (4,055,255)
     Amounts payable to EDS                                       27,343,010             ---             ---
     Common stock sold under employee benefit plans                  348,883         398,203         599,293
     Sale of stock, net                                                  ---             ---      66,452,469
     Redemption of common stock                                          ---             ---     (65,141,823)
                                                                ------------    ------------     -----------
Net cash provided by (used in) financing activities               18,377,526      18,199,435      (1,931,416)
                                                                ------------    ------------     -----------

Net increase (decrease) in cash and cash equivalents               2,329,217      (1,877,082)     (4,861,601)
                                                                ------------    ------------     -----------

Cash and cash equivalents, beginning of year                       1,992,667       3,869,749       8,731,350
                                                                ------------    ------------     -----------

Cash and cash equivalents, end of year                          $  4,321,884       1,992,667       3,869,749
                                                                ============    ============     ===========








          See accompanying notes to consolidated financial statements.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Video Lottery Technologies, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition. Revenue from the sale of video gaming machines, on-line lottery terminals and related parts is recognized primarily upon delivery to the customer. Revenue from sales of on-line lottery and video gaming central site systems and equipment is recognized using the percentage of completion method of accounting for long-term construction type contracts where costs to complete can reasonably be estimated or upon acceptance of the system when costs to complete cannot reasonably be estimated. Prior to revenue recognition on system sales, costs incurred are applied against progress billings and recorded as a net accrued liability or other current asset as appropriate.

     On-line lottery and wagering systems revenues are recognized as the services are performed and primarily relate to revenues from long-term contracts which require installation and operation of on-line lottery and pari-mutuel wagering networks. Revenues under these contracts are generally based on a percentage of sales volume, which may fluctuate over the life of the contracts.

     Route operations revenue consists primarily of video machine gaming wagers, net of payouts and state gaming taxes.

     Revenue from racetrack operations is generated primarily from ownership and operation of a racetrack in Sunland Park, New Mexico.

         Equipment leased to others is accounted for as operating leases, whereby monthly rentals are recorded as income when earned.

     Cash and Cash Equivalents. Cash deposits and all highly liquid debt instruments with maturities of three months or less are considered cash equivalents in the statements of cash flows.

     Restricted deposits. Cash deposits expected to be refunded or released within one year are considered restricted short-term deposits. The deposits are primarily for bonds that are required by customers for proposals and long-term contracts.

     Inventories. Inventories are carried at the lower of cost or market value. Cost is determined using the first-in, first-out method and includes materials, labor, allocated indirect manufacturing overhead as well as initial tooling and other setup charges.

     Accounts and Notes Receivable. Accounts and notes receivable are recorded at cost, less the related allowance for impaired notes receivable. (See Note 5.)

     Property, Plant and Equipment. Property, plant and equipment is stated at cost. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or the fair market value of the asset at the inception of the lease.

     Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets or the life of the related contract (including contract extensions) as follows:

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (continued)


     Item                                                    Estimated life
     Wagering systems and on-line lottery equipment             3 - 7 years
     Buildings and improvements                                7 - 40 years
     Machinery and equipment                                   3 - 10 years
     Game operations equipment                                      7 years

     Furniture and fixtures                                    5 - 10 years

     Equipment under capital leases is depreciated on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

     The Company in 1996 reclassified approximately $2,400,000 of on-line lottery equipment from property, plant and equipment to inventories held for sale. (See Note 15.)

     Goodwill, Intangible and Other Assets. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, currently estimated at 15 years from acquisition date May 1994 (see Note 2). Intangible and other assets are stated at cost net of accumulated amortization. Intangible and other assets are amortized over their respective economic useful lives ranging up to 10 years. Accumulated amortization of Goodwill, Intangible and other assets was approximately $12,100,000 and $7,594,000 at December 31, 1996 and 1995, respectively. In 1994, the Company recorded impairment losses on goodwill based on estimates of discounted future operating cash flows related to the asset. In June 1995, the Company adopted Statement of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (the "Statement"). The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of these expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the asset is considered "impaired" and an impairment loss is recognized. Measurement of the impairment loss amount is based on the fair value of the asset. Fair value is measured based on the present value of the expected future net cash flows calculated using a discount rate commensurate with the risks involved.

     Foreign Currency Translations and Transactions. Gains and losses from foreign currency transactions and remeasurements are included in results of operations.

     Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The current and noncurrent portions of these deferred tax assets and liabilities are classified in the balance sheet based on the respective classification of the assets and liabilities which give rise to such deferred income taxes.

     Earnings  per Common  Share.  Earnings  per  common  share is  computed  by dividing net earnings by the weighted average number of common shares outstanding and the common stock equivalents of convertible preferred stock and stock options outstanding using the treasury stock method. Common stock equivalents are excluded from the loss per share calculation when the effect is antidilutive.

     Fair Value of Financial Instruments. The carrying value of financial instruments, consisting primarily of cash, accounts receivable and accounts payable, approximates fair value due to the liquid nature of the instruments. (See Notes 5 and 10 for fair value estimates of notes receivable and long-term debt.)

     Stock based compensation plans. The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock based compensation plan. Accordingly, no compensation cost has been recognized for options granted under the plans. (See Note 12.)

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Reclassifications. Certain reclassifications have been made to the 1995 and 1994 amounts to conform to the 1996 presentation. (See Note 2.)

     Management Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED/EXTRAORDINARY ITEM

     On May 3, 1994, the Company completed the purchase of all of the outstanding stock of United Wagering Systems, Inc. ("UWS"). UWS is involved in the design, manufacture, operation, sale and lease of computerized wagering systems, primarily pari-mutuel wagering systems, and the ownership and operation of a racetrack facility. The original purchase price of $29,600,000 included $19,600,000 in cash and the issuance of $10,000,000 notes, payable over a three-year period.

     During the fourth quarter 1994 and the first quarter 1995, certain negative developments affecting UWS and the pari-mutuel wagering industry became increasingly apparent. These developments included a significant decline in the gross revenues at pari-mutuel wagering and other facilities, sharp reductions in gross margins and the failure of various state legislative initiatives authorizing the introduction of gaming devices at tracks to occur as anticipated. The Company's investment in Goodwill, net of amortization, attributable to the wagering systems segment of UWS of $17,300,000 was written off in the fourth quarter of 1994, leaving approximately $11,700,000 of Goodwill associated with the racetrack operations segment of UWS.

     During 1995, the Company did not pay principal and interest obligations under the terms of the promissory notes to the sellers in the aggregate amount of $10,000,000 made in conjunction with the acquisition of UWS in May 1994. On March 25, 1996, the Company reached an agreement with the sellers settling all outstanding claims and disputes, including dismissal of all outstanding litigation, resulting in a $4,014,050 gain on debt extinguishment. (See Note 10.)

     The Company, in the fourth quarter 1995, made a decision to sell UWS, exclusive of the racetrack in Sunland Park, New Mexico. The Company entered into a non-binding letter of intent in the fourth quarter 1995 for the sale of this segment; however, this transaction was abandoned because final terms could not be negotiated. The Company continued to review other potential opportunities for the sale of this operation through the second quarter 1996; however, due to operational improvements and industry and market conditions, the Company decided to no longer actively pursue the disposal of the wagering systems segment. In accordance with the requirements outlined in Financial Accounting Standards Board Emerging Issues Task Force issue No. 90-16 "Accounting for Discontinued Operations Subsequently Retained," the results of operations of the wagering systems segment have been reclassified to continuing operations in all periods presented. The estimated provision for loss on disposal of $5,482,279, recorded in 1995, was reversed in the third quarter 1996. Concurrent with the reversal, the Company recorded an impairment charge on certain long-lived assets of the wagering systems segment of approximately $2,800,000. Additionally, in 1996 the Company implemented a restructuring plan of the manufacturing and repair and maintenance operations of the wagering systems segment inclusive of closing a facility in Shepherd, Montana. The manufacturing of wagering system terminals will be performed in the Company's Bozeman, Montana facility. Costs and expenses recorded in the third quarter 1996 for the restructuring plan were approximately $300,000.

(3)  BUSINESS SEGMENTS

     The Company operates principally in three business segments: the sale, design, manufacture, installation and operation of on-line lotteries; the design, manufacture, marketing and leasing of video gaming machines and central control systems and related services; and the design, manufacture, sale and operation of computerized pari-mutuel wagering systems for dog and horse racing tracks. These segments operate throughout the United States and on a limited international basis.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


                                                                  Years Ended December 31,
                                                                  ------------------------
                                                           1996             1995             1994
                                                           ----             ----             ----

Revenues:
On-line lottery                                      $  88,842,968       91,653,710      101,559,326
Gaming machine and route operations                     64,530,676       62,889,528       83,249,299
Wagering systems and racetrack operations               27,651,989       28,110,605       18,651,802
         Less intercompany revenues                     (4,344,427)      (1,491,591)     (14,678,122)
                                                     -------------    -------------    -------------
              Total revenues                         $ 176,681,206      181,162,252      188,782,305
                                                     =============    =============    =============

Operating profit:
On-line lottery                                      $  15,262,606       19,745,027       24,203,095
Gaming machine and route operations                     22,353,843       21,920,030       28,344,614
Wagering systems and racetrack operations                2,462,421        1,166,720          823,969
         Less intercompany operating profit (loss)         432,708       (1,972,490)      (1,486,982)
                                                     -------------    -------------    -------------
              Total operating profit                 $  40,511,578       40,859,287       51,884,696
                                                     =============    =============    =============

Capital expenditures:
On-line lottery                                      $  16,270,712        8,079,300        7,080,663
Gaming machine and route operations                      5,809,103        5,353,786        2,403,181
Wagering systems and racetrack operations                3,455,358        4,762,307        3,846,948
Corporate                                                  402,877        1,352,647        1,284,709
         Less intercompany step-up in basis               (415,574)        (501,103)      (1,283,021)
                                                     -------------    -------------    -------------
              Total capital expenditures             $  25,522,476       19,046,937       13,332,480
                                                     =============    =============    =============

Depreciation and amortization:
On-line lottery                                      $  14,247,555       14,242,014       13,237,470
Gaming machine and route operations                      4,908,125        3,772,100        3,424,638
Wagering systems and racetrack operations                5,085,807        4,657,756        3,836,063
Corporate                                                  501,481          620,931          486,193
         Less depreciation on intercompany
           step-up basis                                  (920,531)        (705,752)        (290,346)
                                                     -------------    -------------    -------------
              Total depreciation and amortization    $  23,822,437       22,587,049       20,694,018
                                                     =============    =============    =============

Identifiable assets:
On-line lottery                                      $  62,349,531       77,547,719       68,292,863
Gaming machine and route operations                     45,656,205       34,904,859       47,149,696
Wagering systems and racetrack operations               42,692,115       46,106,131       49,261,426
Corporate                                               19,066,692        9,546,562       11,770,845
         Less intercompany step-up in basis             (1,721,787)      (2,254,286)      (2,443,218)
                                                     -------------    -------------    -------------
              Total identifiable assets              $ 168,042,756      165,850,985      174,031,612
                                                     =============    =============    =============

     Intercompany revenues and expenses from transactions between subsidiaries are eliminated in consolidation. Operating profit is defined as revenues less cost of sales, depreciation and amortization and excludes other special charges.

     Included in the on-line lottery segment is revenue from equipment sales of approximately $4,408,000, $5,314,000 and $9,940,000 and costs and expenses associated with equipment sales revenue of approximately $3,062,000, $4,267,000 and $8,235,000 in the years ended December 31, 1996, 1995 and 1994, respectively.

     The gaming machine segment includes operating lease revenue of approximately $10,726,000, $6,783,000 and $6,047,000 and revenues from royalties of approximately $627,000, $3,600,000 and $7,200,000 in the years ended December 31, 1996, 1995 and 1994, respectively.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Included in the wagering systems segment is revenue from equipment sales of approximately $2,140,000, $2,124,000 and $2,330,000 and costs and expenses associated with equipment sales revenue of approximately $1,295,000, $1,133,000 and $1,143,000 in the years ended December 31, 1996, 1995 and eight months ended December 31, 1994, respectively.

     Revenue related to racetrack operations was approximately $7,153,000, $7,968,000 and $4,821,000 and operating losses related to racetrack operations were approximately $(1,569,000), $(1,327,000), and $(874,000) in the years ended
December 31, 1996, 1995 and the eight months ended December 31, 1994, respectively.

     Total identifiable assets of the racetrack operations were approximately $22,710,000, $23,889,000 and $22,255,000 at December 31, 1996, 1995 and 1994,
respectively.

(4)  REVENUE CONCENTRATION

     The Company had revenues from customers or distributors within a specific jurisdiction which accounted for more than 10% of the Company's gaming machine and route operations revenues approximately as follows:

                                      Years Ended December 31,
                            1996                1995                 1994
                    Amount        %      Amount        %      Amount        %
     Montana     $19,748,000   32.8   $19,523,000   31.2   $17,927,000   26.1
     Quebec        2,169,000    3.6    12,291,000   19.6    10,532,000   15.4
     Louisiana     1,389,000    2.3     8,999,000   14.4    12,044,000   17.6
     Oregon        7,090,000   11.7     6,054,000    9.7     4,327,000    6.3

     Montana   revenue   includes  total  revenues  from  route   operations  of
approximately  $16,548,000,  $15,269,000  and  $15,422,000  in the  years  ended
December 31, 1996, 1995 and 1994, respectively.

     The Company derives on-line lottery revenue from contracts ranging from one to five years with varying options for extensions and renewals and from on-line lottery system software and equipment sales from customers in ten individual states and three international jurisdictions. For the years ended December 31, 1996, 1995 and 1994, the following customers accounted for more than 10% of the Company's on-line lottery revenue:

               Contract        1996                1995               1994
             Expiration  Amount      %       Amount     %       Amount     %
             ----------  ------      -       ------     -       ------     -

Florida         6/96   $30,203,000  34.0  $35,247,000  38.5  $37,692,000  37.1
Pennsylvania   12/98    23,164,000  26.1   22,101,000  24.1   22,229,000  21.9

     The Company's contract with the Washington State Lottery expired in June 1996. The expired contract accounted for approximately $5,739,000 (6.5%) of the lottery services revenue in 1996, $10,382,000 (11.3%) in 1995 and $10,930,000
(10.8%) in 1994. The expiration date of the current contract with the Florida Lottery was extended from June 30, 1996, as a result of a delay of the award of a new contract. On October 31, 1996, the Company was notified by the Florida Lottery that the Company has been selected as the most highly qualified bidder for the award of a new five-year on-line lottery contract. A competitor, GTECH Corporation, has protested the Florida Lottery's selection of the Company. Pending resolution of the protest, the Company will commence contract negotiations. Under the terms of the request for proposal, sizable capital expenditures in excess of current credit facilities would be required to fulfill its terms. The availability of and terms of new financing are subject to numerous uncertainties and cannot be reasonably predicted.

     Export Sales. The Company had total export sales from the United States of approximately $28,600,000, $30,200,000 and $38,500,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(5)  NOTES AND ACCOUNTS RECEIVABLE

     A summary of receivables follows:

                                                     December 31,
                                                1996              1995
                                                ----              ----
     Trade                                  $20,438,177        23,423,223
     Notes receivable                         5,260,118         7,783,514
     Accrued interest                             5,415           113,621
                                            -----------        ----------
                                             25,703,710        31,320,358
     Less allowance for doubtful accounts    (1,316,694)       (3,149,680)
     Less current portion                   (22,170,942)      (25,069,175)
                                            -----------        ----------
                                            $ 2,216,074         3,101,503
                                            ===========         =========

     The Company finances sales of gaming machine equipment to certain customers meeting minimum credit standards. Installment notes bear interest at interest rates of up to 18% and generally mature within one to five years.

     At December 31, 1996, approximately 39% of the Company's receivables were from various governments or their designated agencies. The Company estimates the fair value of gross notes receivable at December 31, 1996 to approximate carrying value. This estimate is based on current discount rates for instruments of similar credit quality available in the secondary market.

(6)  INVENTORIES

     A summary of inventories, net of valuation reserves, follows:

                                                        December 31,
                                               1996                   1995
                                               ----                   ----
     Manufacturing:
          Raw materials                 $5,461,972             15,159,742
          Work-in-process                  733,436                673,082
          Finished goods                11,321,877              8,602,181
     Customer service and other            779,516              1,964,931
                                       -----------             ----------
                                       $18,296,801             26,399,936
                                       ===========             ==========

     The Company had reserves for inventories of approximately $14,200,000 and $5,200,000 at December 31, 1996 and 1995, respectively, primarily related to finished goods. At December 31, 1996, the Company had approximately 500 finished video gaming machines located in various casino gaming locations, under trial arrangements with customers, included in inventory.

(7)  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                         December 31,
                                                               1996                        1995
                                                               ----                        ----

     Wagering systems and on-line lottery equipment       $103,572,304                  88,207,880
     Land, buildings and improvements                       14,280,158                  14,201,871
     Machinery and equipment                                 5,931,264                   5,046,108
     Game operations equipment                              27,676,069                  23,507,049
     Furniture and fixtures                                  1,664,070                   1,362,755
                                                          ------------                 -----------
                                                          $153,123,865                 132,325,663
                                                          ============                 ===========

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     In 1996, the Company transferred on-line lottery equipment with a net book value of approximately $2,400,000 to inventories held for sale in conjunction with the termination of an on-line lottery contract. During 1995 and 1994, the Company transferred approximately $1,030,000 and $1,221,000, respectively, of game operations equipment from inventory to property, plant and equipment in conjunction with leasing activities and $3,900,000 and none, respectively, from inventory to property and equipment in connection with installations of terminals under on-line lottery contracts. Other additions to game operations equipment and on-line lottery equipment in the three-years ended December 31, 1996, are included in the Consolidated Statement of Cash Flows.

     Game operations equipment at December 31, 1996 and 1995 includes video gaming machines with an aggregate cost of approximately $20,866,000 and 16,972,000, respectively, and carrying value of approximately $11,900,000 and $10,837,000, respectively, which is being leased to customers. For the years ended December 31, 1996, 1995 and 1994, depreciation expense on this equipment was approximately $2,830,000, $2,021,000 and $1,710,000, respectively. Two lease agreements provide rent payments to the Company based on a percentage of net gaming receipts. One agreement is on a month-to-month basis, the other is for a five-year period ending in December 2000 with provisions for three one-year extensions. Another agreement is a master lease whereby individual terminal shipment lease terms are for one year, with four consecutive automatic one-year renewals with decreasing lease payments, with an option by the lessee to terminate the lease at the end of each such year. Future lease receipts, by the Company, under the contractual lease agreements, assuming renewals, based on the terminals accepted through December 31, 1996, are approximately as follows:

     Year ending December 31,
          1997                                  $ 7,292,000
          1998                                    5,167,000
          1999                                    4,235,000
          2000                                    3,565,000
          2001                                      386,000
                                                -----------
                                                $20,645,000
                                                ===========

     Lease income was approximately $10,726,000, $6,783,000 and $6,047,000 in 1996, 1995 and 1994, respectively.

(8)  INTANGIBLE AND OTHER ASSETS

     A summary of intangible and other assets, net of amortization, follows:

                                                       December 31,
                                               1996                    1995
     Software development costs           $ 9,059,037               6,679,014
     Deferred start-up costs and other      2,646,043               2,260,780
     Non-compete agreements                   527,780               1,552,779
                                          -----------              ----------
                                          $12,232,860              10,492,573
                                          ===========              ==========

     The Company capitalized approximately $4,124,000, $2,675,000 and $5,154,000 of software development costs in the years ended December 31, 1996, 1995 and 1994, respectively. The costs are primarily related to the development of the MasterLinkTM system.

     Total amortization expense of intangible and other assets (including Goodwill) was approximately $4,229,000, $3,454,000 and $3,091,000 in 1996, 1995
and 1994, respectively. Amortization of software development costs, included in total amortization of intangible and other assets, was approximately $1,266,000, $941,000 and $233,000 in 1996, 1995 and 1994, respectively.

     Management estimates that all capitalized development and deferred start-up costs will be recovered through operations. Should plans for a jurisdiction, product or product enhancements be abandoned or otherwise expire, the related costs are expensed. (See Note 15.)

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(9)  LEASE OBLIGATIONS

     The Company has noncancelable operating leases for office space, equipment and vehicles which expire at various dates over the next five years. Future minimum lease payments under noncancelable operating leases as of December 31, 1996, including leases to be assumed by the Company in conjunction with the settlement agreement between the Company and EDS (see Note 16), are approximately as follows:

     Year ending December 31,
          1997                                      $2,754,000
          1998                                       2,276,000
          1999                                         968,000
          2000                                         518,000
          2001                                          93,000
                                                    ==========

     In 1996, 1995 and 1994, rental expense was approximately $752,000, $633,000 and $1,709,000, respectively.

(10) LONG-TERM DEBT

     A summary of long-term debt, including capitalized lease obligations, follows:


                                                                                  December 31,
                                                                        1996                       1995
                                                                        ----                       ----

     8.25% note payable in monthly installments
          including interest, through September 2001
          (see Note 2)                                              $ 5,728,870                      ---
     7.2% to 10.4% capital lease obligations, due in monthly
            installments of $4,573 to $26,567 including
            interest, maturing through November 1999                  1,753,139                  3,753,272
     9.0% note payable in monthly installments
          including interest through December 1998,
          secured by assets leased to others (see Note 7)             5,164,764                  5,200,000
     LIBOR plus 2.25% notes payable in equivalent monthly
          installments of $250,000 plus interest through
          February 1998.  Secured by stock of subsidiaries            7,270,000                 13,520,000
                                                                    -----------                 ----------

                                                                     19,916,773                 22,473,272

     Less current installments                                       10,604,402                  9,588,708
                                                                    -----------                 ----------

     Long-term debt, excluding current installments                 $ 9,312,371                 12,884,564
                                                                    ===========                 ==========


     The aggregate maturities of long-term debt are as follows:

     Year ending December 31,
          1997                                      $10,604,402
          1998                                        4,417,997
          1999                                        2,252,298
          2000                                        1,638,507
          2001                                        1,003,569
                                                    ===========

     Cash paid for interest was approximately $2,567,000, $2,762,000 and $1,524,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Based on borrowing rates currently available to the Company for borrowings with similar terms and maturities, the fair value of long-term debt at December 31, 1996 approximates carrying value.

     The  Company   maintains  a  credit  facility  with  First  Bank,  N.A.  In conjunction with the Company's settlement with EDS, effective January 30, 1997 (see Note 16), the credit agreement with First Bank, N.A. was amended to, among other things, allow for the pari passu securitization of certain assets of the Company by EDS, extend the maturity date of the revolving line of credit to February 18, 1998, and increase the line of credit from $17,500,000 to $19,500,000. In addition to the revolving line of credit, the facility is structured with two three-year term loans payable through February 1998. The revolving line of credit which matures February 28, 1998, bears interest at LIBOR (5.59% at December 31, 1996) plus 2.25% and carries a commitment fee of
 .25% on the unadvanced amount. The credit agreement contains certain restrictive covenants including leverage and cash flow ratios, change in control, payments of dividend's restrictions and minimum stockholders' equity. Primarily as a result of the termination of the agreement with EDS in July 1996, the Company was in default of certain provisions of the credit agreement. The defaults have been waived by First Bank, N.A. As of December 31, 1996, the Company had utilized $17,150,000 (including $9,500,000 allocated for irrevocable letters of credit for the Company's bonding program. ) of the revolving line of credit.

(11) INCOME TAXES

     Income tax expense (benefit) from operations consists of the following:

                                         Years Ended December 31,
                                         ------------------------
                                1996               1995              1994
                                ----               ----              ----
     Current:
          Federal           $(3,532,520)        (1,218,616)          645,838
          State                  70,000                ---          (285,448)
          Foreign                   ---            581,583           591,257
                            -----------           --------         ---------
                             (3,462,520)          (637,033)          951,647
                            -----------           --------         ---------
     Deferred:
          Federal            (3,614,436)           306,354           157,622
          State              (1,602,006)          (515,695)          193,765
          Foreign               (73,880)               ---               ---
                            -----------           --------         ---------
                             (5,290,322)          (209,341)          351,387
                            -----------           --------         ---------
                            $(8,752,842)          (846,374)        1,303,034
                            ===========           ========         =========

     The provision for income tax (benefit) expense differs from the amount which would be provided by applying the Federal statutory income tax rate to loss from operations before income taxes as follows:

                                                 Years Ended December 31,
                                                 ------------------------
                                             1996         1995         1994
                                             ----         ----         ----
     Computed expected tax (benefit)     $(8,402,621)  (3,236,281)  (5,202,659)
     Goodwill impairment                         ---          ---    6,055,002
     Extraordinary gain                   (1,344,718)         ---          ---
     State taxes, net of Federal impact     (995,804)    (335,202)     (59,594)
     Increase in valuation reserve         1,582,000    1,772,254          ---
     Tax exempt interest income                  ---      (10,159)    (107,621)
     Non-deductible expenses                 218,703      371,200      507,002
     Goodwill amortization                   286,607      286,607      471,011
     Foreign taxes                           (73,880)     581,583      591,257
     Foreign sales credit                        ---     (276,376)    (473,000)
     Other, net                              (23,129)         ---     (478,364)
                                         -----------     --------    ---------
                                         $(8,752,842)    (846,374)   1,303,034
                                         ===========     ========    =========

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     The tax effects of temporary differences that give rise to deferred tax assets and liabilities consist of the following:

                                                             December 31,
                                                         1996           1995
     Deferred tax assets:
          Allowance for doubtful accounts          $     500,971      1,217,481
          Inventory reserves                           4,843,591      2,076,717
          Provision for discontinued operations              ---      2,168,241
          Net operating loss carryforward             10,774,111      1,639,562
          Tax credits                                  1,321,006      1,321,006
          Accrued liabilities                          3,367,418      3,034,974
                                                    ------------     ----------
          Deferred tax assets                         20,807,097     11,457,981
                                                    ------------     ----------
          Less valuation reserve                      (5,307,375)    (3,725,375)
                                                    ------------     ----------
          Net deferred tax assets                     15,499,722      7,732,606
                                                    ------------     ----------
      Deferred tax liabilities:
          Fixed assets, principally depreciation      (7,797,992)    (6,830,385)
          Deferred costs                              (3,546,568)    (2,094,356)
          Lease obligations                              638,883      1,075,535
          Other                                          379,677            ---
                                                    ------------     ----------
          Net deferred tax liabilities               (10,326,000)    (7,849,206)
                                                    ------------     ----------
          Net deferred income tax asset (liability) $  5,173,722       (116,600)
                                                    ============     ==========

     The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods the net deferred tax assets are deductible, at December 31, 1996, management believes it is more likely than not that the Company will realize the benefits of these net deductible differences.

     The Tax Reform Act of 1986 expanded the corporate  alternative  minimum tax
(AMT). Under the Act, the Company's tax liability is the greater of its regular tax or the AMT. The Company is subject to the AMT primarily due to depreciation limitations for AMT purposes. The AMT actually paid will be allowed as a credit against regular tax in the future to the extent future regular tax expense exceeds AMT. At December 31, 1996, the Company has approximately $1,321,000 of AMT credit carryforwards which are available to reduce future federal regular income taxes over an indefinite period. In addition, at December 31, 1996, the Company has approximately $27,200,000 of net operating loss carryforwards primarily for federal regular income tax purposes which expire in 2011. A significant amount of the net operating loss carryforward balance is anticipated to be utilized in 1997, primarily as a result of the gain on extinguishment of debt discussed in Note 16.

     Net cash received from prior period refunds was approximately $2,442,000 in 1996. Cash paid for income taxes was approximately $1,516,000 and $2,254,000 during 1995 and 1994, respectively.

(12) BENEFIT PLANS

     On May 16, 1994, the Board of Directors adopted the 1994 Stock Incentive Plan (the "Plan") which was approved by the Company's stockholders on June 15, 1994. The Plan provides for the granting of options, stock appreciation rights, restricted stock, performance units and performance shares to employees, consultants and advisors of the Company and the granting of options to non-employee directors of the Company (collectively or individually, "Awards"). The total number of shares authorized for issuance under the Plan was 1,000,000. At December 31, 1996, the remaining number of shares available for issuance under the Plan was 189,500. The Plan replaces the 1992 Stock Incentive Plan which replaced the 1991 Stock Option Plan. No further stock options will

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


be granted under the 1991 and 1992 plans. All stock options presently outstanding under the 1991 and 1992 plans will continue to be governed by the terms of the 1991 Stock Option Plan and 1992 Stock Incentive Plan.

     Options granted under the Plan are designated as either incentive stock options or as non-incentive stock options. The term of the option may not exceed 10 years from the date the option is granted or 15 years in the case of non-incentive stock options. Incentive stock options owned by stockholders with more than 10% of the total combined voting power of all classes of stock of the Company shall be granted at an option price of not less than 100% of the fair market value at the grant date, and the term of the option may not exceed 5 years from the date of grant.

     On February 23, 1993, the Board of Directors adopted a Non-Employee Stock Option Plan whereby non-employee directors of the Company elected or appointed after January 1, 1993 shall receive a one-time grant of options to acquire 20,000 shares of Common Stock. The exercise, pricing, vesting, duration and all other terms and conditions applicable to each option granted under the Non-Employee Stock Option Plan shall be in accordance with the provisions of the 1992 Stock Incentive Plan.

     All options currently outstanding are 100% exercisable no later than 4 years after grant date.

                                                          Weighted Average
                                              Options      Exercise Price
                                              -------     ----------------
     Year ended December 31, 1994
     Outstanding, beginning of year           511,214            $14.23
          Granted                             782,500             11.10
          Exercised                           (23,725)            13.77
          Cancelled                           (58,620)            14.16
                                            ----------
     Outstanding, end of year               1,211,369             12.12
                                            =========
     Exercisable, end of year                 372,690             14.54
                                            =========            ======
      Year ended December 31, 1995
          Granted                              70,000            $ 8.33
          Exercised                               ---               ---
          Cancelled                          (361,587)            14.20
                                            ---------
     Outstanding, end of year                 919,782             11.45
                                            =========
     Exercisable, end of year                 539,657             12.44
                                            =========            ======
      Year ended December 31, 1996
          Granted                             352,500            $ 4.78
          Exercised                               ---               ---
          Cancelled                          (348,693)            11.74
                                            ---------
     Outstanding, end of year                 923,589              8.76
                                            =========
     Exercisable, end of year                 547,749              9.67
                                            =========            ======

     Information regarding options outstanding and exercisable at December 31, 1996, follows:


     Range of                                     Options Outstanding                  Options Exercisable
     Exercise                           Weighted Average      Weighted Average                   Weighted Average
       Price                Number         Exercise Price     Remain Life (Yrs)     Number          Exercise Price
     --------               ------         --------------     -----------------     ------          --------------

     $3.00 - 5.00          200,000             $4.24                9.9             98,333              $4.25
     $5.00 - 10.00         438,333              7.69                8.3            234,160               8.53
     $10.00 - 15.00        241,256             13.03                6.2            206,256              13.07
     $15.00 - 28.00         44,000             16.47                7.4              9,000              20.81
                           -------                                                 -------
     $3.00 - 28.00         923,589              8.76                8.0            547,749               9.67
     ==============        =======             =====                ===            =======              =====

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for stock option benefit plans. Accordingly, no compensation cost has been recognized in the Company's consolidated statement of operations for options granted under the plan. Had compensation cost for the options granted under the Company's plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Financial Accounting Standards Board Statement 123, the Company's net loss and loss per share amounts would have been as reflected in the pro-forma amounts indicated below:

                                            1996                1995
                                            ----                ----

     Net loss                          $(15,156,647)          (8,509,143)
                                       ============           ==========

     Loss per share                          $(1.42)                (.80)
                                             ======                 ====

     The fair value of the options granted in 1996 and 1995 was estimated using the Black-Scholes model with the following assumptions for 1996 and 1995: dividend yield of 0%; expected life of 5 years; volatility of 57% and a risk-free interest rate of 6%. The effects of applying Financial Accounting
Standards Board Statement No. 123 in this pro-forma disclosure may not be indicative of future results. Statement 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

     A stock purchase plan was established in 1991, which is available to all permanent full-time employees. The Stock Purchase Plan provides for the purchase of the Company's Common Stock through payroll deductions of up to 3% of an employee's current compensation. In addition, the Company may make cash contributions to each employee's stock purchase account in an amount up to 50% of each payroll deduction credited to the account. The Board of Directors has authorized 200,000 shares of the Company's Common Stock for issuance under the Stock Purchase Plan. Under the Stock Purchase Plan, the Company will offer to sell shares of its Common Stock at the end of each one year period (the "Purchase Period"), which begins January 1 and ends December 31 of each year. Shares will be purchased at the lesser of 85% of the fair market value of the Company's Common Stock on the first or last day of the Purchase Period. There were 117,075 shares at $2.98 per share purchased in January of 1997 for the 1996 Purchase Period; 98,565 shares at $4.04 per share purchased in January of 1996 for the 1995 Purchase Period; and 33,742 shares at $8.08 per share purchased in January of 1995 for the 1994 Purchase Period. Under the Stock Purchase Plan, the Company contributed approximately $117,000, $102,000 and $91,000 for 1996, 1995 and 1994, respectively.

     In 1992, the Board of Directors adopted a 401(K) employee savings plan. Employer contributions are discretionary under the plan. Employer contributions under the plan were approximately $237,000, $206,000 and $357,000 for 1996, 1995 and 1994, respectively.

(13) COMMITMENTS AND CONTINGENCIES

     During 1996, 1995 and 1994, the Company sold notes receivable from gaming machine equipment sales, with a face value of $1,466,952, $2,339,710 and $4,311,874. respectively, to banks and other third parties. The notes are secured by the underlying equipment. The receivables sold are subject to recourse provisions in the event of default by the primary obligor. The outstanding balance of the notes receivable sold with recourse was approximately $4,678,000 at December 31, 1996. The Company has established reserves for estimated losses under the recourse provisions. At December 31, 1996, the Company had guaranteed or pledged security for the indebtedness of others in the amount of approximately $5,801,000 (including $4,678,000 notes receivable sold to banks and other third parties).

     The Company is obligated to provide services and/or equipment under certain of its contracts. In addition, the various state on-line lottery and video gaming contracts contain provisions under which the Company may be subject to monetary penalties for central computer downtime, terminal failures, delays in servicing inoperable terminals within specified time periods and ticket stock shortages among other things. The Company accrues any net losses in fulfilling the terms of these contracts when the loss is probable and can be reasonably estimated (see Note 15). At December 31, 1996 and 1995, respectively, the Company had accrued liabilities of approximately

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


$3,115,000 and $2,859,000 representing progress billings and estimated costs to fulfill its obligations to deliver products and services under certain customer contracts.

     The Company typically posts bid, litigation, and performance bonds for on-line lottery contracts. At December 31, 1996, the Company had collateral in support of the various bonds outstanding consisting of $3,350,000 of restricted deposits and $9,500,000 of irrevocable standby letters of credit. Should the Company fail to meet contractually specified obligations during the contract term, the lottery authority may assess damages and exercise its right to collect on the applicable bond. The Company has had disputes with customers over implementation schedules, deliverables and other issues. The Company works with these customers to resolve these differences; however, should the Company be unable to resolve any disputes in a mutually satisfactory manner, the Company may suffer negative consequences in its relationships with these and other customers and its pursuit of future business. The ultimate cost to the Company of such damages (if any) would be net of its claims under risk management policies in effect as appropriate.

     Historically, the Company has met its cash flow requirements primarily with cash provided by operations, public offerings of equity securities, and from borrowings from financial institutions. The Company, in 1996, was named the successful bidder for on-line lottery contracts with the Minnesota and Florida lottery authorities. The negotiations for a new contract with the Minnesota Lottery have been initiated. The award by the Florida Lottery has been protested by a competitor. If the award is upheld, the Company will begin negotiations of a new contract. Sizable capital expenditures in excess of current capital sources may be required in advance of any anticipated capital generated by the Florida contract, accordingly, the Company may need additional financing, the availability and the terms of which are subject to various uncertainties, with no assurance that such financing can be obtained.

     The recovery of a significant amount of the Company's investment in the racetrack operations in New Mexico is largely contingent upon the implementation of gaming legislation in the state. On March 21 the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park, New Mexico. The bill, which is anticipated to be signed by the state's Governor, allows, among other things, the operation of up to 300 video gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until late 1997 or early 1998.

     A significant percentage of the Company's consolidated revenues are derived from sales to customers in jurisdictions that have enacted legislation permitting various types of gaming. Such enacted legislation may change due to political and economic conditions within the jurisdiction which could have a material adverse effect upon the Company's financial position and results of future operations.

     As previously reported, a purported class action, alleging violations of the federal antitrust laws, was filed in June 1994, in the federal district court in South Dakota against the Company and certain video lottery machine operators in South Dakota by a group of other video lottery machine operators, alleging, among other things, a combination and conspiracy to unlawfully restrain trade in video lottery machines by fixing lease prices for such machines, allocating territories and refusing to deal with other operators. Unspecified treble damages were sought, along with injunctive relief to bar the alleged practices. On November 6, 1996, the court granted the Company's and other defendants' motion for summary judgment and dismissed, with prejudice, all claims of the plaintiffs. In December 1996, plaintiffs filed an appeal of this ruling with the Eighth Circuit of the U. S. Court of Appeals. The Company cannot predict the outcome of the appeal.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not have a material adverse effect on its consolidated financial position or results of operations.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(14) STOCKHOLDERS' EQUITY

     In January 1994, Electronic Data Systems Corporation ("EDS") purchased 545,454 shares of the Company's Common Stock and 1,912,728 shares of Series A Junior Preferred Stock (Series A Preferred Stock), each at a share price of $27.50. The Series A Preferred Stock carries dividend rights equal to the Company's Common Stock, is non-voting, and is convertible to 1,912,728 shares of Common Stock after ninety days prior written notice (see Note 16).

     In February 1994, the Company completed a transaction with an investor group represented by William Spier, a director of the Company. As a result of this transaction, the Company repurchased 2,458,182 shares of its Common Stock at a cash price of, in effect, $26.50 per share.

(15) OTHER CHARGES

     In 1996 the Company recorded approximately $34,100,000 of special charges for restructuring costs and asset impairments, consisting of $18,000,000 for inventory value impairments primarily related to the on-line lottery segment, $8,400,000 associated with on-line lottery customer disputes and contract liabilities, $4,600,000 for impairment of intangible and other assets for an on-line lottery contract and approximately $3,100,000 related to the wagering systems segment as discussed in Note 2. Approximately $21,200,000 of the charges were recorded in the fourth quarter of 1996, primarily related to the Company's revised strategies and resulting estimates regarding on-line lottery operations.

     In 1995, the Company recorded approximately $2,763,000 of special and other unusual charges associated with exit costs and charges and asset impairments related to five contracts.


     In the fourth quarter 1994, the Company revised its international and domestic operations strategies. The revision of the international operations to a strategy of alliances in selective markets and developments in the international market place resulted in a special charge of $6,694,000 representing reserves and write-offs for inventory of $4,099,000 and write-offs and accruals of foreign contract investments and commitments of $2,595,000. In addition to the $6,694,000 of charges, the Company recorded an impairment charge of approximately $17,300,000 related to the goodwill attributable to the acquisition of UWS. (See Note 2.)

     In addition to the restructuring charges discussed above, the Company's 1994 consolidated statement of operations includes approximately $3,115,000 of unusual reserves and write-offs recorded in the fourth quarter 1994. Included in the amount is approximately $1,000,000 of inventory adjustments which resulted from the Company's reevaluation of future customer needs and product obsolescence, $450,000 for severance charges, $1,025,000 for estimated settlements of disputed obligations and $640,000 for write-down of intangible assets.

(16) EDS RELATIONSHIP/SUBSEQUENT EVENT

     In conjunction with the stock sale to EDS in 1994 as discussed in Note 14, the Company entered into a ten-year agreement with EDS which, among other things, called for EDS to provide to the Company enhanced computing, communications, system and engineering and field maintenance services under the lottery services subsidiary's on-line lottery contracts. In 1996, the Company withheld certain payments to EDS primarily due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the contract with EDS was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other and agreed to transition the EDS services to the Company. The settlement resulted in a net of taxes extraordinary gain on debt extinguishment of approximately $13,280,000 for the Company. The terms of the settlement include the receipt by the Company of all of the common and preferred shares owned by EDS (545,454 common and 1,912,728 preferred shares) certain property, plant and equipment used in the provision of EDS services to on-line lottery customers and the extinguishment of approximately $38,000,000 of outstanding fees in return for a $26,100,000 note payable. The note payable calls for interest payments only for the first two years and principal and interest payments in years three through seven

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(maturity). The note is secured by the 2,458,182 shares of redeemed Common and Preferred Stock, certain inventories, fixed assets and software technology and carries prepayment provisions upon the disposal of substantially all the assets or stock of the Company or certain of its subsidiaries. The transition of the EDS services and related employees to the Company is anticipated to be completed in the second quarter of 1997. The following schedule reflects pro-forma amounts as if the settlement had occurred at December 31, 1996:


                                         December 31,          Settlement/Extra-     December 31,
                                         1996 Reported         ordinary Gain, Net    1996, Pro-forma
                                         -------------         ------------------    ---------------

     Current assets                       $ 66,232,251           (3,470,000)           62,762,251

     Non-current assets                    101,810,505            2,700,000           104,510,505
                                          ------------          -----------           -----------

          Total assets                    $168,042,756             (770,000)          167,272,756
                                          ============          ===========           ===========

     Current liabilities                  $ 38,147,915            7,000,000            45,147,915

     Non-current liabilities                57,663,381          (11,950,000)           45,713,381
                                          ------------          -----------           -----------

          Total liabilities                 95,811,296           (4,950,000)           90,861,296
                                          ------------          -----------           -----------

     Stockholders equity
       exclusive of accumulated deficit     97,475,260           (9,100,000)           88,375,260

     Accumulated deficit                   (25,243,800)          13,280,000           (11,963,800)
                                          ------------          -----------           -----------

     Stockholders' equity                   72,231,460            4,180,000            76,411,460
                                          ------------          -----------           -----------

          Total liabilities and equity    $168,042,756             (770,000)          167,272,756
                                          ============          ===========           ===========

     Shares outstanding:

          Common                            10,829,184             (545,454)           10,283,730

          Preferred                          1,912,728           (1,912,728)                  ---
                                           ===========           ==========            ==========


     The Company paid or accrued approximately $81,600,000, $70,300,000 and $69,400,000 to EDS for costs and expenses in 1996, 1995 and 1994, respectively. Of those costs and expenses approximately $5,087,000 (net of $4,600,00 impairment charge discussed in Note 15), $2,675,000 and $4,406,000 were capitalized primarily in conjunction with software development and deferred start-up costs in 1996, 1995 and 1994, respectively. Included in trade accounts payable are current balances due to EDS of approximately $1,200,000 and $10,682,000 at December 31, 1996 and 1995, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:


     Name                         Age     Position
     ----                         ---     --------

     Richard R. Burt (2)           50     Chairman and Director
     James J. Davey (1)(2)         55     Vice Chairman and Director
     Patricia W. Becker (1)(2)     45     Director
     John R. Hardesty              57     Director
     William P. Lyons              55     Director
     William Spier (1)(2)          62     Director
     Richard M. Haddrill           43     President, Chief Financial Officer, and Treasurer and Director
     Dennis V. Gallagher           44     General Counsel
     Michael L. Eide               47     President, Video Lottery Consultants, Inc.
     Dena J. Rosenzweig            39     General Counsel and Secretary, AWI
     Susan J. Carstensen           34     Vice President, Finance

----------

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.


     Richard R. Burt became a director and chairman of the Company on December 15, 1994. Mr. Burt is a founder and the chairman of IEP Advisors, Inc. in Washington D.C., a consulting and merchant banking firm. From 1991 to 1994, Mr. Burt was a partner in McKinsey & Co., a world-wide management consulting firm. During the period from 1989 to 1991, Mr. Burt served as the Chief Negotiator in the Strategic Arms Reduction Talks (START) with the former Soviet Union. He was the U.S. Ambassador to the Federal Republic of Germany from 1985 to 1989. Mr. Burt was the Assistant Secretary of State for European and Canadian Affairs from 1983 to 1985, and served as Director of Politico-Military Affairs from 1981 to 1983. Mr. Burt also serves as the Chairman of the Board of Weirton Steel, Inc., a tin-plate manufacturer, and serves on the Board of Directors of the Paine Webber Mutual Funds, Hollinger International, a company owning newspapers in Europe, Canada, Australia and the United States, and Archer Daniels Midland, an agri-business company. In addition, Mr. Burt is a member of the Textron Corporation's International Advisory Council and the Bank of Montreal's International Advisory Board. (See Item 11 - Compensation Committee Interlocks and Insider Participation.)

     James J. Davey was elected as a director of the Company effective February 25, 1993, and was elected as vice chairman on May 31, 1994. He first joined the Company as chief operating officer in October 1992. Mr. Davey served as chief executive officer from February 25, 1993 until May 31, 1994, and from February 24, 1994 until May 31, 1994, he also served as president. From October 1992 until February 1993, Mr. Davey served as president of the Company's on-line lottery services subsidiary, AWI. From 1986 to October 1992, Mr. Davey was the director for the Oregon State Lottery. From 1985 to 1986, Mr. Davey was deputy director and assistant director of administration for the Oregon State Lottery. From 1980 through 1984, Mr. Davey served as administrator for the Oregon Department of Revenue.

     Patricia W. Becker was appointed to the Board of Directors effective January 18, 1995 to fill a newly created position thereon. Ms. Becker is a consultant to the Company and serves as chair of its Compliance Committee. Ms. Becker served as the chief of staff to Bob Miller, Governor of Nevada, from October 1993 to January 1995. Prior to that, she was senior vice president, general counsel and secretary of Harrah's Casino Hotels from June 1989 to July 1993 and vice president, general counsel and secretary from 1984 to 1989. Ms. Becker was deputy and chief deputy attorney general assigned to the Nevada Gaming Division from 1979 until she was appointed to the State Gaming Control Board, where she served until September 1984. Ms. Becker is a vice chair for the Gaming Law Section of the American Bar Association, a past president of the Nevada Trial Lawyers Association and general counsel and a trustee of the International Association of Gaming Attorneys. Ms. Becker currently serves on the Board of Directors of Fitzgeralds Gaming Company, a Nevada based company which owns casinos. (See Item Compensation Committee Interlocks and Insider Participation.)

     John R. Hardesty was appointed to the Board of Directors effective December 18, 1996 to fill a vacancy thereon created by the resignation of Jeffrey D. Cushman. Mr. Hardesty is chairman of Electro Dynamics Crystal Corporation, a manufacturer of electronic components for the communication industry. Mr. Hardesty also owns 100% of Thermo Dynamics, Inc., a manufacturer of synthetic quartz for the electronics industry, and is a director of Reno Air, Inc., a commercial airline, and LeTeko, Inc., a gold exploration company. From 1988 until its sale in 1995, Mr. Hardesty was the owner and chairman of Dixson Inc., a manufacturer of electronic instruments for the heavy duty truck market and process control market.

     William P. Lyons, Jr. became a director of the Company in February 1993, in connection with the Stockholders' Agreement between the Company and William Spier. Mr. Lyons is president of William P. Lyons and Company, Inc., a New York headquartered investment company, and since May 1995, has served as chairman of the board of Holmes Protection Group, Inc., a security and alarm systems company. Since 1992 Mr. Lyons has been chairman of JVL Corporation, a holding company which formerly owned a pharmaceutical manufacturing company. In 1988, a company affiliated with Mr. Lyons acquired Duro-Test Corporation and Mr. Lyons served for four years as that New Jersey specialty lighting manufacturer's chairman and chief executive officer. Mr. Lyons previously was a professor (adjunct) of Law and Management at Yale University, where he taught courses on corporate financial reporting, corporate valuation and entrepreneurship for more than six years. Mr. Lyons is also a director of Keystone Consolidated Industries, Inc., a manufacturer of steel and wire rod products, Lydall, Inc., a specialty fiber materials manufacturer, and Holmes Protection Group, Inc.

     William Spier became a director of the Company in July 1991. Mr. Spier was chairman of DeSoto, Inc., a detergent and household cleaning products manufacturer, from May 1991 to September 27, 1996 and chief executive officer of DeSoto, Inc., from May 1991 to January 1994 and from September 1995 to September 27, 1996. He has been president and chairman of Sutton Holding Corp., a New York based investment company, since 1989. Since 1982 Mr. Spier has been a private investor. Prior to that time, he was vice chairman of Phibro-Salomon Inc., an investment banking firm. Mr. Spier is also a director of Keystone Consolidated Industries, Inc., a manufacturer of steel and wire rod products, Geotek Communications, Inc., a wireless telecommunications company, EA Industries, Inc., an electronics contracting manufacturer and Integrated Technology USA, Inc., a developer and marketer of computer peripherals and telecommunication devices.

     Richard M. Haddrill was appointed President of the Company and to its Board of Directors on August 21, 1996. He filled the Board vacancy created by the resignation of Stephen Vanderwoude. In addition, in December 1996, Mr. Haddrill assumed the position of President of AWI. Mr. Haddrill joined the Company in December 1994 as the Company's executive vice president of operations and chief financial officer. In December 1994, Mr. Haddrill was also appointed treasurer of the Company. In August 1995, Mr. Haddrill also assumed the position of chief executive officer of UWS. From July 1992 until November 1994, Mr. Haddrill served as executive vice president -- corporate and president of international subsidiaries for Knowledgeware, Inc., a provider of application development software and services worldwide. Prior to joining Knowledgeware, Inc. in 1991 as an executive vice president and chief financial officer, Mr. Haddrill was a managing partner of the Colorado and New Mexico offices of the accounting firm of Ernst & Young from August 1989 to October 1991 and held various positions as a partner or employee with Ernst & Young from January 1975 to September 1989.

     Dennis V. Gallagher was appointed general counsel to the Company on February 10, 1997. From July 1993 until February 1997, Mr. Gallagher was vice president and general counsel of Harrah's Riverboat Casino Entertainment Division located in Memphis, Tennessee. From November 1984 until July 1993, he served as associate general counsel and assistant secretary of Harrah's Hotels and Casinos in Reno, Nevada. Mr. Gallagher was the Chief of the Investigations Division of the Nevada State Gaming Control Board from November 1983 until November 1994. From April 1981 until November 1983 he served as Deputy Attorney General of the State of Nevada representing various state agencies including the Nevada Gaming Commission and State Gaming Control Board. From September 1979 to April 1981 he was engaged in the private practice of law. From August 1978 to September 1979, Mr. Gallagher was a Deputy Legislative Counsel to the Nevada Legislature.

     Michael L. Eide has served as president and a director of the Company's wholly-owned subsidiary, VLC, since December 1, 1994. Prior to that time he served as treasurer and chief financial officer of the Company from May 1991 until December 1994 and assistant secretary from October 1992 through December 1994. He has also held the positions of secretary, treasurer and assistant secretary with VLC during the period November 1990 through December 1994. From 1977 to December 1988, Mr. Eide was a principal in the accounting firm of Neil, Williamson, Eide and Staker in Bozeman, Montana.

     Dena J. Rosenzweig served as general counsel of the Company from September 18, 1996 until February 10, 1997. From February 1995 until September 1996 she was deputy general counsel of the Company. Since February 1995 she has been assistant secretary of the Company and general counsel of AWI. From February 1995 until March 1996 she was assistant secretary of AWI. She has served as secretary of AWI since March 1, 1996. From September 1993 until February 1995 Ms. Rosenzweig was general counsel of Republic Waste Industries, Inc., a waste management and environmental services company located in Atlanta, Georgia. From July 1992 until September 1993 she served as associate counsel of Healthdyne, Inc. of Atlanta, Georgia, a provider of home health care services. From July 1989 through June 1992 Ms. Rosenzweig was a corporate associate of Alston & Bird, Attorneys at Law, in Atlanta, Georgia.

     Susan J. Carstensen was appointed vice president, finance of the Company on November 7, 1996. From June 1995 to November 1996 she was corporate controller for the Company. From February 1995 to June 1995 she was the director of internal audit for the Company. Ms. Carstensen was manager, cost and financial accounting for Martin Marietta Astronautics Group in Denver, Colorado from May 1991 through February 1995. From August 1985 through May 1991 Ms. Carstensen was with the accounting firm of Ernst & Young in Denver, Colorado.

     During fiscal year 1996, directors who were not employees of the Company received $15,000 annually for serving on the Board of Directors, plus $1,000 for each Board meeting and $1,000 for each Audit or Compensation Committee meeting attended. A non-employee director serving as chairperson of the Company's Board of Directors receives $30,000 annually for serving in such capacity. Each non-employee director who serves as the chairperson of any committee of the Board of Directors receives a further fee of $7,500 per annum for his or her services in such capacity. In consideration of the extensive work and time required of the members of the Strategic Planning Committee, effective April 1, 1995, the Board approved compensation to the chairperson of the Strategic Planning Committee of $10,000 per month, to non-employee directors serving on the subcommittee of the Strategic Planning Committee of $5,000 per month and to non-employee directors serving on the Strategic Planning Committee of $2,500 per month. Effective August 1, 1995, the Board approved adjusting the Strategic Planning Committee fees to: Chairperson, $5,000 per month, and Committee members, $2,500 per month. The Strategic Planning Committee was abolished effective January 31, 1997. Directors are also reimbursed for out-of-pocket expenses incurred in attending Board of Directors and committee meetings. As non-employee directors, Mr. Spier was granted an option under the Company's 1991 Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $14.00 per share; Mr. Lyons was granted an option to purchase 10,000 shares of Common Stock at an exercise price of $14.50 per share pursuant to the Company's 1992 Stock Incentive Plan, and an option to purchase 20,000 shares at an exercise price of $11.25 per share pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors; Mr. Burt was granted an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Stock Incentive Plan, and an option to purchase 20,000 shares pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors, with both options having an exercise price of $8.25 per share; and Ms. Becker was granted an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Stock Incentive Plan and an option to purchase 20,000 shares pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors, with both options having an exercise price of $9.28 per share. On August 12, 1996, concurrent with his becoming a non-employee director as a result of the expiration of his employment agreement in August 1996, Mr. Davey received an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Stock Incentive Plan and an option to purchase 20,000 shares pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors, with both options having an exercise price of $3.41 per share. On December 18, 1996, concurrent with his becoming a non-employee director, Mr. Hardesty received an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Stock Incentive Plan and an option to purchase 20,000 shares pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors, with both options having an exercise price of $4.13 per share. Directors who are employees of the Company receive no additional compensation for serving as a director, except that all directors and executive officers receive up to $10,000 in reimbursement of their expenses in connection with matters related to various regulatory disclosure requirements and up to $1,500 per quarter thereafter to keep such information current.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file by specific dates with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company on Forms 3, 4 and 5. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to report any failure to file by the relevant due date any of these reports based solely on the Company's review of copies of such reports furnished to it and written representations received by the Company that the filing of a Form 5 was not required. Based upon this review, the Company is not aware of any person who at any time during 1996, was a director, officer or a beneficial owner of ten percent or more of any class of equity securities of the Company registered pursuant to the Exchange Act who failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 1996.












                      [This space intentionally left blank]

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information for the years ended December 31, 1996, 1995 and 1994 concerning the compensation of the chief executive officer as of December 31, 1996 and each of the four most highly compensated executive officers of the Company (other than the chief executive officer) who were serving as executive officers as of December 31, 1996(1). The table also sets forth the compensation paid during fiscal year ended December 31, 1996 to any person who served as chief executive officer during 1996 regardless of compensation level.


                           SUMMARY COMPENSATION TABLE

                                                    Other      Long Term Compensation
                             Annual Compensation    Annual            Awards             All Other
Name and                                            Compen-   Restricted  Stock Options  Compen-
Principal Position         Year  Salary $  Bonus $  sation $  Stock $ (2)   (Shares)     sation $
------------------         ----  --------  -------  --------  -----------   --------     --------

Richard M. Haddrill        1996   202,133  150,000      ---     133,200      140,000         ---
  President, Chief         1995   200,000  150,000      ---         ---          ---         ---
  Financial Officer and    1994    13,076   82,500      ---     621,250      140,000         ---
  Treasurer

Michael L. Eide            1996   203,256   40,000      ---         ---       20,000         ---
  President - VLC          1995   207,620      ---      ---         ---          ---         ---
                           1994   180,433      ---      ---         ---       50,000         ---
                           1993   151,742      ---      ---         ---          ---

Mark F. Spagnolo (3)       1996    67,234      ---    2,193         ---          ---         ---
                           1995   123,333  120,000    4,116         ---          ---      39,500

Dena J. Rosenzweig         1996   138,462   10,000      ---         ---        5,000         ---
  General Counsel

----------

(1) OnDecember 31, 1996, Messrs Haddrill and Eide and Ms. Rosenzweig were the only executive officers of the Company subject to disclosure.
(2) With respect to Mr. Haddrill's restricted stock holdings, of the initial grant of 70,000 shares, 35,000 remained restricted as of December 31, 1996 with a market value of approximately $122,500 and such restrictions on 17,500 shares will lapse in each of November 1997 and 1998. Mr. Haddrill was also awarded 30,000 shares of restricted Common Stock which vest at a rate of one-third annually over the next three years beginning on September 9, 1997. (See "Employment and Other Contracts.") All dividends declared and paid by the Company, if any, on the restricted stock, shall be held by the Company until such restrictions thereon lapse at which time the dividends, without interest thereon, shall be paid.
(3) Mr. Spagnolo performed the duties of acting chief executive officer as an independent contractor. Other annual compensation represents a leased vehicle paid for by the Company. All other compensation reflects $39,500 paid to Mr. Spagnolo with respect to director fees for this fiscal year until his resignation and appointment as acting chief executive officer on June 26, 1995. (See "Employment and Certain Other Contracts.")

STOCK OPTIONS

     As a result of approval of the Company's 1994 Stock Incentive Plan at the Annual Meeting of Stockholders on June 15, 1994, no further grants may be made pursuant to the 1992 Stock Incentive Plan. The Company's 1994 Stock Incentive Plan provides, among other things, for the grant of options to purchase shares of Common Stock.

Option Grants in Last Fiscal Year

     The following table sets forth information with respect to options granted under the Company's 1994 Stock Incentive Plan (other than 20,000 of the options granted discussed below to each of Mr. Davey and Mr. Hardesty which were granted under the Company's 1993 Stock Incentive Plan for Non-employee Directors) to each of the executive officers and directors named in the Summary Compensation Table above during 1996.

                                                 OPTION GRANTS DURING 1996

                                             Individual Grants
                     Number of      Percent of                                   Potential
                     Securities   Total Options                           Realizable Value at Assumed
                     Underlying     Granted to    Exercise                Annual Rates of Stock Price
                      Options      Employees        Price     Expiration  Appreciation for Option Term(2)
Name                 Granted(1)       in 1996    (per Share)     Date           5%              10%
-------------------  ----------   -------------  -----------  ----------   -----------      -----------


Mark F. Spagnolo          ---            ---          ---           ---            ---              ---
James J. Davey         30,000 (3)       11.0%       $3.41      08/12/06       $ 64,336         $163,040
Richard M. Haddrill   140,000 (3)       51.4%        4.44      09/09/06        390,921          990,670
Michael L. Eide        20,000 (3)        7.3%        5.49      01/22/06         69,053          174,993
Dena J. Rosenzweig      5,000 (3)        1.8%        5.49      01/22/06         17,263           43,748
John R. Hardesty       30,000 (3)        5.5%        4.13      12/18/06         77,920          197,465
                      =======                       =====                     ========         ========

----------

(1) All options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant. Such options may not be exercised later than 10 years, or earlier than six months, after the date of grant.
(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions. The amounts reflected in this table may not necessarily be achieved.
(3)  These options vest over a period of three years.

   The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 1996. No options were exercised by the named executives during the year ended December 31, 1996.

                          Aggregated 1996 Option Exercises
                         and December 31, 1996 Option Values

                      Number of Unexercised Options
                             (in Common Shares)      Value of Unexercised In-the-Money (1)
                            at December 31, 1996       Options at December 31, 1996
                          Exercisable/Unexercisable     Exercisable/Unexercisable
                          -------------------------  -------------------------------------

James J. Davey (2)             13,333/16,667                1,200/$1,500
Richard M. Haddrill            140,000/140,000                ---/---
Michael L. Eide                36,667/35,333                  ---/---
Dena J. Rosenzweig              ---/5,000                     ---/---

----------

(1) Options are in the money if the fair market value of the underlying securities exceeds the exercise or base price of the option. Fair market value of the Common Stock underlying the options on December 31, 1996 was $3.50, the last reported sales price on the National Market System of Nasdaq on that date, which does not exceed the base price.
(2) The options to acquire 50,000 shares of Common Stock granted to Mr. Davey in February 1993 expired unexercised pursuant to the option agreement relating thereto three months following the expiration of his employment agreement.

DEFINED BENEFIT AND LONG-TERM COMPENSATION PLAN

     The Company does not have any defined benefit, actuarial or long-term incentive plan.

                     EMPLOYMENT AND CERTAIN OTHER CONTRACTS

     Employment Agreement with Richard M. Haddrill: On September 9, 1996 the Board of Directors approved the terms of an employment agreement with Mr. Haddrill executed as of December 2, 1996. Pursuant to this agreement, Mr. Haddrill serves the Company as its president. Unless sooner terminated pursuant to its terms, the employment agreement terminates on January 1, 1999. The employment agreement provides for a base salary of $240,000 and a cash bonus of $150,000 payable on January 2, 1997. For the years ending December 31, 1997 and 1998, Mr. Haddrill is eligible to receive bonuses of up to $450,000 and $504,000, respectively, if certain performance criteria are satisfied for such year. In addition, under the employment agreement, Mr. Haddrill was awarded 30,000 shares of restricted Common Stock that vest at the rate of one-third annually over the next three years beginning on September 9, 1997, and Mr. Haddrill was awarded options to purchase 140,000 shares of Common Stock at an exercise price of $4.44 per share, the fair market value of the Common Stock as of December 2, 1996, 70,000 shares of which vested immediately and 35,000 shares of which vest upon each of the first and second anniversaries of the date of grant. The employment agreement further provides that if Mr. Haddrill's employment is terminated for any reason, then all unvested restricted shares lapse. In addition, the employment agreement provides that if Mr. Haddrill's employment is terminated for "cause" (as defined in the employment agreement) or by him other than for "good reason" (as defined in the employment agreement), then all unvested options shall be forfeited. If Mr. Haddrill's employment is terminated for any other reason, then certain of the options become exercisable, and all such options become immediately exercisable upon a "change of control" (as defined in the employment agreement) of the Company. The employment agreement further provides that Mr. Haddrill's existing options to acquire 140,000 shares Common Stock, all of which are out-of-the-money, will not be repriced. In addition, if Mr. Haddrill's employment is terminated for any reason other than "cause" or if he terminates his employment for "good reason," then he is entitled to receive all accrued but unpaid salary and bonus and to receive a lump sum equal to the greater of the aggregate amount of the base salary remaining to be paid under the terms of the employment agreement and $420,000 (except in certain cases this amount is reduced to $350,000). Mr. Haddrill is entitled to the reimbursement of relocation expenses and other business expenses. Finally, the employment agreement provides that Mr. Haddrill will not compete with the Company for a period of 18 months following his termination.

     Agreement with Dennis V. Gallagher: On January 24, 1997, the Company entered into an agreement with Mr. Gallagher to provide legal services to the Company as its general counsel. The agreement provides Mr. Gallagher with a base salary of $180,000 and a cash bonus potential of $100,000 based upon the
Company's executive incentive compensation plan. In addition, under the agreement, Mr. Gallagher was awarded options to purchase 20,000 shares of the Company's Common Stock within sixty days of his date of employment and an additional option to purchase 10,000 shares no later than February 28, 1998, both grants at fair market value as of the date of grant and to vest over a three-year period from the date of grant. Mr. Gallagher is entitled to reimbursement of his relocation expenses. If Mr. Gallagher is removed from his position with the Company without cause prior to February 10, 1998, he will receive his then current salary for a period of twelve months following termination. In the event termination is without cause after February 8, 1998, he will continue to be paid his then current salary for a period of six months following termination. In the event there is a change of control of the Company and Mr. Gallagher's employment is terminated by the Company without good cause, or by Mr. Gallagher for certain reasons set forth in the agreement, within one year then Mr. Gallagher is entitled to an amount equal to one-half his base salary in effect at the date of termination. If termination should occur prior to February 10, 1998 the Company will pay an amount equal to the base salary in effect as of the date of such termination. Mr. Gallagher also agreed to certain confidentiality, non-competition and similar provisions.

     Agreement with Michael L. Eide: On January 17, 1995, the Company entered into an agreement with Mr. Eide to provide for the continuance of his position as president of VLC. If Mr. Eide is removed from his position with the Company without cause, he will receive his then current salary for a period of six months following termination. In the event there is a change of control of the Company and Mr. Eide's employment is terminated by the Company without good cause, or by Mr. Eide for certain reasons set forth in the agreement, then Mr. Eide is entitled to an amount equal to twice his annual salary. Mr. Eide also agreed to certain confidentiality, non-competition and similar provisions.

     Compensation Arrangement with Mark F. Spagnolo and EDS: Mark F. Spagnolo was appointed acting chief executive officer of the Company replacing J. Stephen Vanderwoude, effective June 26, 1995. Mr. Spagnolo went on a temporary leave of absence from his position of division vice president of EDS at the Company's request. In connection with Mr. Spagnolo's appointment, the Company and EDS entered into an agreement under which Mr. Spagnolo relinquished all EDS duties during this temporary leave of absence, including all duties and responsibilities for EDS with respect to the Company. While serving the Company in this capacity, Mr. Spagnolo did not sign or approve any filing or other matter under the securities acts (including approvals or reviews of public disclosures of information). Mr. Spagnolo performed his duties of acting chief executive officer as an independent contractor for which the Company paid Mr. Spagnolo a fee of $20,000 per month together with medical benefits, life insurance and automobile use comparable to those previously provided to him by EDS. Mr. Spagnolo agreed to certain confidentiality, non-interference and similar provisions, and was entitled to cash bonuses in the same manner as such bonuses were available to other executive officers of the Company. Effective April 5, 1996, Mr. Spagnolo's temporary leave of absence terminated and he returned to EDS. Mr. Spagnolo was paid a bonus of $120,000 for the period from June 26, 1995 to December 31, 1995.

     Agreement with Dena J. Rosenzweig: Ms. Rosenzweig currently provides legal services to the Company as the general counsel and secretary of AWI, and has an agreement with the Company to continue in those positions through March 31, 1997. That agreement provides that for the months of April and May 1997, Ms. Rosenzweig will provide certain such services to the Company upon reasonable notice and at mutually agreed upon times for up to ten days per month. In consideration of such services, Ms. Rosenzweig shall receive the sum of $16,667 per month beginning October 1, 1996 and ending January 31, 1997. From February 1, 1997 through September 30, 1997, Ms. Rosenzweig shall receive the sum of $22,222 per month.

     Agreement with Susan Carstensen: On December 5, 1996, the Company entered into an agreement with Ms. Carstensen with respect to her position as vice president of finance. If Ms. Carstensen is removed from her position with the Company without cause, she will receive her then current salary for a period of six months following termination. In the event there is a change of control of the Company and Ms. Carstensen's employment is terminated by the Company without good cause, or by Ms. Carstensen for certain reasons set forth in the agreement, then Ms. Carstensen is entitled to an amount equal to one-half of her annual salary. Ms. Carstensen also agreed to certain confidentiality, non-competition and similar provisions.

Compensation Committee Interlocks and Insider Participation

     Richard R. Burt, who became the Chairman of the Board of Directors in December 1994, is the chairman and a founder of IEP Advisors, Inc. (IEP), which has been retained by the Company to provide consulting services and to assist the Company in connection with its international activities since October 1994 at a rate of $15,000 per month plus expenses. The Company paid IEP an aggregate of approximately $202,095 for 1996. Although the formal agreement with IEP expired as of September 30, 1995, the Company continued to utilize the services of IEP throughout 1996 and, accordingly, continued to make payments to IEP for such services. The Board of Directors has ratified the payment of these amounts and extended the agreement until October 1997 unless terminated upon 30 days notice by the Company or IEP, or earlier as provided under the current arrangement.

     In addition, Mr. Burt and the Company entered into a consulting agreement in November 1994, under which Mr. Burt is to provide advice and assistance relating to the promotion of the Company's business and to assist in the development of business opportunities for the Company. The agreement provides for a per day rate of $1,000 for each day such services are performed and reimbursement of out-of-pocket expenses. The agreement is separate and distinct from Mr. Burt's duties and responsibilities as a director of the Company. The agreement further provides for termination of the agreement by Mr. Burt or the Company, without penalty, upon 90 days' prior written notice. No fees or expenses were paid during 1996 pursuant to the agreement.

     In January 1995, the Company entered into a consulting agreement with Patricia W. Becker, a director of the Company, for a period of two years commencing January 16, 1995. The agreement provides that Ms. Becker shall serve as the chairperson of the Compliance Committee of the Company, and otherwise provide advice and assistance to the Company on matters of regulatory compliance and such other matters as requested by the Company. The agreement provides for an annual retainer fee of $75,000 plus a per day rate of $1,000 for each day such services are performed and reimbursement of out-of-pocket expenses. The agreement is separate and distinct from Ms. Becker's duties and responsibilities as a director of the Company. The agreement further provides for termination of the agreement by Ms. Becker or the Company, without penalty, upon 90 days' prior written notice. The Company paid Ms. Becker an aggregate amount of approximately $117,750 during the fiscal year ended December 31, 1996 pursuant to the agreement. This agreement was extended in December 1996 for one additional year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 1, 1997 by (I) each person owning beneficially more than five percent of the outstanding shares of the Common Stock, (ii) each director and director nominee of the Company, (iii) each person named in the Summary Compensation Table appearing elsewhere herein and (iv) all executive officers and directors of the Company as a group. The information under this caption is based on representations made to the Company by individual directors or nominees and/or filings made with the SEC. Each person has sole investment and voting power with respect to the shares indicated except as otherwise shown.

     None of the executive officers of the Company has served on the board of directors of any other entity that has had any of such entity's officers serve either on the Board of Directors or the Company's Compensation Committee.


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                                                             Number of Shares         Percent of Class
                                                           Beneficially Owned(1)      March 1, 1997(1)
                                                           ---------------------      ----------------

William Spier+.............................................    1,496,574 (2)                   14.5%
   101 East 52nd St., New York, NY 10022
R. B. Haave Associates, Inc................................      938,000 (3)                   9.09%
   36 Grove St., New Canaan, CT 06840
Fir Tree Partners (Fir Tree, Inc. d/b/a Fir Tree Partners).      781,900 (4)                   7.58%
   1211 Ave of the Americas, 29th Floor
   New York, NY 10036
EDS VLT Holdings, Inc......................................            0 (5)                     --%
   5400 Legacy Drive, Plano, TX 75024
Richard M. Haddrill+, ++...................................      243,020 (6)(7)                2.36%
Michael L. Eide++..........................................      166,747 (8)(9)                1.62%
William P. Lyons+..........................................       62,000 (10)                     *
James Davey+...............................................       18,743 (11)                     *
Mark F. Spagnolo...........................................            0 (12)                     *
Patricia W. Becker+........................................       30,000 (13)                     *
Richard R. Burt+...........................................       30,000 (13)                     *
John R. Hardesty+..........................................       15,000 (14)                     *
Dena J. Rosenzweig++.......................................        1,666 (15)                     *
All directors and executive officers as a group............    2,063,750 (2)(6)(7)(8)(9)(10)  20.00%
                                                                         (11)(13)(14)(15)

----------

+        Director of the Company
++       Executive Officer of the Company
*        Denotes less than 1%

(1) Based on 10,318,730 shares of Common Stock outstanding as of the close of business on March 1,1997 which excludes 545,454 shares of Common Stock which are deemed authorized but unissued pursuant to the terms of the settlement agreement with EDS. (See Note 16 to the Notes to Consolidated Financial Statements.) The share holdings in this table do not include rights to receive stock or options granted under various Company plans to directors and executive officers that do not vest or become exercisable within 60 days of March 1,1997. Includes 117,075 shares issuable pursuant to the 1991 Employee Stock Purchase Plan for the 1996 purchase period.
(2) Included in Mr. Spier's beneficial ownership are 1,197,659 shares of Common Stock purchased by various parties in an investor group who have granted Mr. Spier sole voting and investment power in respect of such shares. In addition to Mr. Spier, the parties who hold these shares are Asgard Ltd., a Guernsey corporation ("Asgard"), Parkway M&A Capital Corporation, a British Virgin Islands corporation ("Parkway"), Video Investment Partners, a Delaware limited partnership ("VIP"), Gabriel Capital L.P., a Delaware limited partnership ("Gabriel"), Alpine Associates, Ltd., a New Jersey limited partnership ("Alpine"), LBN Investment Associates, L.P., a Delaware limited partnership ("LBN"), and Homer Noble, an individual ("Noble"). Asgard holds 148,307 shares; Parkway holds 7,500 shares (not including 7,500 shares previously owned by Parkway which are not controlled by Mr. Spier); VIP holds 226,167 shares; Alpine holds 370,766 shares; Gabriel holds 222,459 shares; LBN holds 148,307 shares; and Noble holds 74,153 shares. Mr. Spier holds 285,405 shares acquired as part of the investor group. These holdings represent approximately 1.39%, .07%, 2.12%, 3.47%, 2.10%, 1.4% and .7%,
     respectively, of the 10,682,109 shares outstanding as of the Record Date. Each of Asgard, Parkway, VIP, Alpine, Gabriel, LBN and Noble disclaims beneficial ownership of these securities for purposes of Schedule 13D because each has granted to Mr. Spier sole investment and voting power in respect of the shares. Also included in Mr. Spier's beneficial ownership are 3,500 shares of Common Stock owned prior to the purchases by the investor group and 10,000 shares of Common Stock which may be acquired pursuant to options currently exercisable under the Company's 1991 Stock Option Plan.
(3)  R. B. Haave  Associates,  Inc. is an Investment  Advisor  registered  under
     Section 203 of the Investment Advisors Act of 1940, with sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of the shares. R. B. Haave Associates, Inc.'s holdings are reported pursuant to amendment to Schedule 13G dated January 27, 1997, as an amendment to the initial Schedule 13D, as filed on March 22, 1996.
(4) Fir Tree, Inc. is a New York corporation doing business as Fir Tree Partners ("Fir Tree Partners"), of which Mr. Jeffrey Tannenbaum is the sole shareholder, executive officer, director and principal. Mr. Tannenbaum acquired the shares through his position as principal of Fir Tree Partners for an institutional account for which Fir Tree Partners serves as trading advisor and for the account of the Fir Tree Value Fund, L.P. ("Fir Tree Value Fund") of which Mr. Tannenbaum is the general partner. Fir Tree Partner's holdings are reported pursuant to amendment to Form 13D dated
     August 4, 1995, as an amendment to the initial Form 13D, as filed on October 12, 1994. Fir Tree Partners is the beneficial owner of 781,900 shares of Common Stock of which 498,930 shares are beneficially owned by Fir Tree Partners in its capacity as investment advisor to Fir Tree LDC, a Cayman Islands limited duration company ("Fir Tree LDC"). Jeffrey Tannenbaum is the investment advisor of Fir Tree LDC and, as such, retains voting and dispositive power over the shares, and 282,970 shares are beneficially owned by Fir Tree Partners for the account of the Fir Tree Value Fund.
(5) EDS VLT Holdings Inc., a wholly-owned subsidiary of EDS, purchased 545,454 shares of Common Stock and 1,912,758 shares of Series A Junior Preferred Stock from the Company, representing approximately 5.2% of the outstanding shares of Common Stock and 100% of the outstanding shares of Series A Junior Preferred Stock. Pursuant to the terms of the settlement agreement between the Company and EDS, all shares outstanding were returned to the Company as authorized but unissued stock. All shares previously owned by EDS VLT Holdings are currently pledged as collateral to EDS and First Bank NA pursuant to the terms of the settlement agreement. (See Note 16 to the Notes to Consolidated Financial Statements.)
(6) Includes 70,000 shares of restricted stock of the Company vesting in equal installments on each of November 1,1995, 1996, 1997 and 1998 and 30,000 shares of restricted stock of the Company vesting in equal installments on each of September 9, 1997, 1998 and 1999.
(7) Includes options to purchase 140,000 shares of Common Stock, currently exercisable or which will be exercisable within 60 days, granted pursuant to the Company's 1994 Stock Incentive Plan.
(8) Includes options to purchase 2,000 shares of Common Stock currently exercisable granted pursuant to the Company's 1991 Stock Option Plan and 33,333 currently exercisable under the Company's 1994 Stock Option Plan.
(9) Includes 12,318 shares held by Mr. Eide's son as to which Mr. Eide disclaims beneficial ownership.
(10) Includes options to purchase 10,000 shares of Common Stock currently exercisable granted pursuant to the Company's 1992 Stock Incentive Plan and options to purchase 20,000 shares of Common Stock currently exercisable granted pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors.
(11) Includes options to purchase 5,000 shares of Common Stock currently exercisable granted pursuant to the Company's 1994 Stock Incentive Plan and options to purchase 10,000 shares of Common Stock currently exercisable pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors.
(12) Mr. Spagnolo resigned as a director of the Company on June 23, 1995 and, pursuant to the terms of the Company's 1992 Stock Incentive Plan and the Company's 1993 Stock Incentive Plan for Non-Employee Directors, those unvested options were forfeited on that date and those then exercisable terminated three months from the date of his resignation. (See "Employment and Certain Other Contracts.") Mr. Spagnolo was an officer of EDS and one of its wholly-owned subsidiaries which owns 545,454 shares of Common Stock and 1,912,728 shares of Series A Junior Preferred Stock of the Company. Mr. Spagnolo disclaims beneficial ownership of these securities.
(13) Includes options to purchase 10,000 shares of Common Stock currently exercisable or which will be exercisable within 60 days, granted pursuant to the Company's 1994 Stock Incentive Plan and options to purchase 20,000 shares of Common Stock currently exercisable or which will be exercisable within 60 days, pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors.
(14) Includes options to purchase 10,000 shares of Common Stock granted under the Company's 1993 Stock Incentive Plan for Non-Employee Directors and 5,000 shares pursuant to the Company's 1994 Incentive Stock Plan currently exercisable or which will be exercisable within 60 days.
                                     - 72 -

(15) Includes options to purchase 1,666 shares of Common Stock granted under the Company's 1994 Incentive Stock Plan currently exercisable or which will be exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1996 the Company and its subsidiaries have had no transactions in which any director of the Company, or any member of the immediate family of any such director, had a material direct or indirect interest reportable under the applicable rules of the SEC except as follows:

     On February 23, 1993, William Spier, on behalf of himself and an investor group (see Note 2 to the "Stock Ownership of Certain Beneficial Owners and Management" table), executed a Stockholders' Agreement with the Company. The Stockholders' Agreement, among other things, limits the manner of disposition of shares of Common Stock held by these parties, prohibits them from soliciting proxies in opposition to the Board of Directors, subjects certain proposals by these persons of merger or similar transactions to consent by unaffiliated directors and stockholders, limits the right of these persons to acquire additional shares (other than pursuant to certain options granted by Larry Lippon, the Company's former chief executive officer, or the Company), grants these persons the right to require the Company to register their shares under the Securities Act of 1933, provides for the reimbursement of certain of the expenses of these persons (estimated to be approximately $85,000), and grants these persons the right to appoint one person in addition to Mr. Spier to the Board of Directors. In connection with this Agreement, William P. Lyons was appointed to the Board of Directors. In addition, the Stockholders' Agreement fixed the size of the Board of Directors at six members, although the Board of Directors (including Mr. Spier) subsequently increased the size of the Board to seven members by a unanimous vote.

     In February 1994, EDS, through a wholly owned subsidiary, purchased from the Company 545,454 shares of Common Stock and 1,912,728 shares of the Company's Series A Junior Preferred Stock for an aggregate of $67,600,005 or $27.50 per share. The Company used $38,101,821 of the proceeds from this transaction to purchase from an investor group represented by Mr. Spier options to acquire 2,458,182 shares of Common Stock, which shares were owned by Larry Lippon, the Company's former chief executive officer. Mr. Lippon granted these options to the investor group represented by Mr. Spier pursuant to a Purchase and Option Agreement between the investor group and Mr. Lippon dated as of October 1992. The Company exercised these options for $27,040,002 or $11.00 per share and retired the shares of Common Stock acquired thereby. As part of this agreement, the investor group exercised its remaining options to acquire 119,412 shares of Common Stock.

     In 1994, Mr. Spier entered into an agreement with a subsidiary of EDS (PremiTech), which is a limited partner of HP Partners L.P. (in which Mr. Spier is also a partner), to acquire the partnership interest in HP Partners L.P. held by EDS for approximately $2,000,000, at the option of EDS, in the event that EDS did not enter into an agreement for the provision of information technology services to Holmes Protection Group, Inc. HP Partners L.P. holds approximately 35% of the common stock of Holmes Protection Group, Inc. and has the right to appoint three directors. At the time Mr. Spier served as a director of Holmes Protection Group, Inc. EDS and Holmes Protection Group, Inc. entered into an information technology services agreement, similar to the agreement between EDS and the Company described below, in April 1995.

     On September 18, 1996, Mr. Spier filed with the Securities and Exchange Commission (the "SEC") a Schedule 13D indicating that he, on behalf of himself and possibly other parties, including Mr. Lyons, had expressed to the Board of Directors an interest in exploring a possible acquisition of AWI or the business of the Company. (See "Security Ownership of Certain Beneficial Owners and Management.") On November 14, 1996, Mr. Spier delivered a letter to the Board of Directors proposing an acquisition of the Company by an investor group Mr. Spier is forming (the "Spier Proposal"). The Spier Proposal contemplated the payment of $6.00 per share in cash and was subject to a number of conditions, including obtaining financing and regulatory approval. On November 26, 1996, Mr. Spier delivered a letter to the Board of Directors relating to the Spier Proposal. On December 4, 1996, Mr. Spier's counsel delivered a letter to Board of Directors including proposed terms for the Spier Proposal. On December 6, 1996, the Board constituted a Special Committee (consisting of Messrs. Burt and Davey and Ms. Becker) to consider the Spier Proposal and any other such proposals that may be forthcoming. Mr. Hardesty was added as a member of the Special Committee upon his election to the Board of Directors on December 18, 1996. The Special Committee offered to enter into negotiations with Mr. Spier and his investor group if certain concerns (including concerns about the feasibility of the transaction, the availability of financing and the need for regulatory approval) were satisfied. On December 17, 1996, Mr. Spier delivered a letter to the Board of Directors which, among other things, restated the Spier Proposal and offered to purchase up to twenty percent (20%) of the Company's Common Stock at prices up to $6.00 per share after entering into a Merger

Agreement. On December 18, 1996, Mr. Spier filed an amendment to his Schedule 13D which, among other things, encouraged stockholders to communicate their support for the Spier Proposal to the Board of Directors. By letter dated December 23, 1996, the Special Committee notified Mr. Spier that his December 17, 1996 letter did not satisfy the Special Committee's concerns. The Special Committee again requested that Mr. Spier provide information regarding his proposed financing and the likelihood of regulatory approval and requested that Mr. Spier agree to certain conditions to assure that, as a director, Mr. Spier not be afforded any unfair advantage in connection with any potential transaction. Mr. Spier has not agreed to the Special Committee's conditions nor satisfied its concerns. Mr. Spier formally withdrew his proposal on January 14, 1997. Copies of the letters comprising the Spier Proposal have been filed as exhibits to Mr. Spier's Schedule 13D.

     The Company entered into a number of agreements with EDS starting in 1994. Mark F. Spagnolo was an officer of EDS and was appointed a director of the Company in accordance with one of the agreements. Mr. Spagnolo resigned as director on June 23, 1995, and on June 26, 1995, Mr. Jeffrey D. Cushman, an officer of EDS, was appointed to fill this position. Pursuant to a management services agreement (the "MSA") with EDS dated as of January 1994, which became effective as of March 1, 1994, EDS provided information and technology management services to the Company's on-line lottery services subsidiary, AWI, as part of a strategic technology partnership between the Company and EDS. Pursuant to the agreement, the Company paid or accrued approximately $81.6 million to EDS for costs and expenses in 1996. Of those costs and expenses, approximately $9.7 million were capitalized in conjunction with software development and deferred start-up cost in 1996. At December 31, 1996, the Company had a net payable to EDS in the amount of approximately $39.0 million.

     In 1996, the Company withheld certain payments to EDS primarily due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the contract with EDS was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other and agreed to transition the EDS services to the Company. The terms of the settlement include the receipt by the Company of all of the common and preferred shares owned by EDS (545,454 common and 1,912,728 preferred shares) certain assets used in the provision of services to on-line lottery customers and the extinguishment of approximately $38,000,000 of outstanding fees in return for a $26,100,000 note payable. The note payable calls for interest payments only for the first two years and principal and interest payments in years three through seven (maturity). The note is secured by the 2,458,182 shares of redeemed Common and Preferred Stock, certain inventories, fixed assets and software technology and carries prepayment provisions upon the disposal of substantially all the assets or stock of the Company or certain of its subsidiaries. The transition of the EDS services and related employees to the Company is anticipated to be completed in the second quarter of 1997.

     During 1996 the Company and its subsidiaries have not had transactions in which any executive officer of the Company, or any member of the immediate family of any such executive officer, had a material direct or indirect interest reportable under the applicable rules of the SEC except as follows:

     The brother of Dena J. Rosenzweig, the Company's general counsel during 1996, is a partner in the law firm of Rogers & Hardin, which has served as legal counsel to the Company since February 1993. The Company has paid fees to Rogers & Hardin totaling approximately $150,947 during fiscal year 1996.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements (See page 42 for the Index to consolidated financial statements)

             Independent Auditors' Report
             Consolidated Financial Statements:
             Statements of Operations for the years
                 ended  December 31, 1996,  1995 and 1994 Balance  Sheets as of
             December 31, 1996 and 1995 Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
             Statements of Cash Flows for the years
                 ended December 31, 1996, 1995 and 1994
             Notes to Consolidated Financial Statements

     (a) 2.  Financial Statement Schedules

          All schedules are omitted because the information prescribed thereon is not applicable nor required or is furnished in the consolidated financial statements or notes thereto.

     (a) 3.  Listing of Exhibits

          3.1 Certificate of Incorporation of Company (incorporated by reference
to  Exhibit  3.1  to  the   Company's   Registration   Statement  on  Form  S-18
(Registration No. 33-41000) (the 1991 Registration Statement)

          3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the 1991 Registration Statement)

          4.1  Specimen   form  of  the  Company's   Common  Stock   Certificate
(incorporated by reference to Exhibit 4.1 to the 1991 Registration Statement)

          4.2 Certificate of Designation for Series A Junior Preferred Stock (incorporated by reference to Exhibit 4.2 to the 1993 Form 10-K)

          10.1  Video  Lottery   Technologies,   Inc.  1991  Stock  Option  Plan
(incorporated by reference to Exhibit 10.1 to the 1991 Registration Statement)

          *10.2 Video Lottery Technologies, Inc. 1991 Employee Stock Purchase Plan (amended December 18, 1996)

          10.3 Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.3 to the 1991 Registration Statement)

          10.6 Stockholders Agreement, dated February 23, 1993, between William Spier (on behalf of purchasers) and the Company (incorporated by reference to Exhibit 10.23 to the 1992 Form 10-K).

          10.7 Stock Purchase and Sale Agreement dated January 20, 1994, between William Spier (on behalf of sellers) and the Company (incorporated by reference to Exhibit 10.26 to the 1993 Form 10-K).

          10.8 Stockholders Agreement dated January 20, 1994, between the Company and Electronic Data Systems Corp. (incorporated by reference to Exhibit
10.27 to the 1993 Form 10-K).

          10.9 Credit Agreement dated February 16, 1995, made by the Company to First Bank National Association. (Incorporated by reference to Exhibit 10.9 to the 1994 Form 10-K.)

          10.10 Revolving Note, dated February 16, 1995, made by the Company to First Bank National Association. (Incorporated by reference to Exhibit 10.10 to the 1994 Form 10-K.)

          10.11 Term Notes A and B, dated February 16, 1995, made by the Company to First Bank National Association. (Incorporated by reference to Exhibit 10.11 to the 1994 Form 10-K.)

          10.12 Pledge Agreement, dated February 16, 1995, made by the Company to First Bank National Association. (Incorporated by reference to Exhibit 10.12 to the 1994 Form 10-K.)

          10.13 Amendment No. 1 to First Bank National Association Credit Agreement and Waiver. (Incorporated by reference to Exhibit 10.13 to the 1995 Form 10-K.)

          10.14 Amendment No. 1 to Borrower Pledge Agreement to Borrower Pledge Agreement to First Bank National Association Credit Agreement. (Incorporated by reference to Exhibit 10.14 to the 1995 Form 10-K.)

          10.15 Amendment No. 2 to First Bank National Association Credit Agreement. (Incorporated by reference to Exhibit 10.15 to the 1995 Form 10-K.)

          10.16 Settlement Agreement - between Video Lottery Technologies, Inc., and the Shelhamers. (Incorporated by reference to Exhibit 10.16 to the 1995 Form 10-K.)

          10.17   Master   Settlement   Agreement   -  between   Video   Lottery
Technologies, Inc. and Electronic Data Systems Corporation. (Incorporated by reference to Form 8-K dated January 30, 1997.)

          *10.18 Amendment No. 3 to First Bank National Association Credit Agreement

          *10.19 Waiver and Amendment No. 4 to First Bank National Association Credit Agreement

          *10.20 Consent, Waiver and Amendment No. 5 to First Bank National Association Credit Agreement

          *10.21   International   Equity  Partners   Related  Party  Consulting
Agreement

          *10.22 Richard R. Burt Related Party Consulting Agreement

          *10.23 Patricia W. Becker Related Party Consulting Agreement

          *10.24 Richard M. Haddrill Employment Agreement

          *10.25 Dennis V. Gallagher Employment Agreement

          *10.26 Michael L. Eide Employment Agreement

          *10.27 Dena J. Rosenzweig Employment Agreement

          *10.28 Susan J. Carstensen Employment Agreement

          *22.1 List of Subsidiaries

          *24.1 Independent Auditors' Consent

          *EX-27 Financial Data Schedule (For SEC Use Only)

     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

         Form 8-K dated December 9, 1996, reporting the response of the Special Committee of the Board of Directors of the Company by letter to Mr. William Spier with respect to his proposal to acquire the Company.

         Form 8-K dated December 23, 1996, reporting the response of the Special Committee of the Board of Directors of the Company by letter to Mr. William Spier's letter to the Company dated December 17, 1996.

     (c) Exhibits required by Item 601 of Regulation S-K: The exhibits filed herewith and incorporated by reference herein are set forth in Item 14(a)(3) above.

     (d) See page 42 for the Index to consolidated financial statements and financial statement schedules.

*Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VIDEO LOTTERY TECHNOLOGIES, INC.



Date:  March 27, 1997               /s/ RICHARD M HADDRILL
                                 -----------------------------------------------
                                 Richard M. Haddrill, President, Chief Financial
                                   Officer, Treasurer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Title                           Date
---------                     -----                           ----

/s/ RICHARD R. BURT           Chairman and Director           March 27, 1997
-------------------------
    Richard R. Burt


/s/ JAMES J. DAVEY            Vice Chairman and Director      March 27, 1997
--------------------------
    James J. Davey


/s/ RICHARD M. HADDRILL       President, Chief Financial      March 27, 1997
-------------------------     Officer, Treasurer and Director
    Richard M. Haddrill       (Principal Accounting Officer)


                              Director                        March _____, 1997
-------------------------
    William Spier


                              Director                        March _____, 1997
-------------------------
    William P. Lyons, Jr.


/s/ PATRICIA W. BECKER        Director                        March 19, 1997
-------------------------
    Patricia W. Becker


/s/ JOHN R. HARDESTY          Director                        March 21, 1997
-------------------------
    John R. Hardesty