Form 10-Q
period 1997-03-31
VIDEO LOTTERY TECHNOLOGIES INC/DE
filed 1997-05-12
CIK 875459

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)


  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR


     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
-----
     EXCHANGE  ACT OF 1934  FOR  THE  TRANSITION  PERIOD  FROM  ____________  TO
     ____________


Commission file number 0-19322


                        VIDEO LOTTERY TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                                     81-0470853
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)



2311 South Seventh Avenue
Bozeman, Montana                                                           59715
(Address of principal executive officers)                             (Zip code)


                                 (406) 585-6600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                       -----        -----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes          No
                             -----       -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,318,730 shares of Common Stock, $.01 par value, outstanding as of March 31, 1997.

                        VIDEO LOTTERY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I.     FINANCIAL INFORMATION
                                                                            Page

ITEM 1.     Financial Statements

            Consolidated Statements of Operations
            Three Months Ended March 31, 1997 and 1996                         4

            Consolidated Balance Sheets
            March 31, 1997 and December 31, 1996                               5

            Consolidated Statement of Stockholders' Equity
            Three Months Ended March 31, 1997                                  6

            Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1997 and 1996                         7

            Notes to Consolidated Financial Statements                         8

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         13


PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                 17

ITEM 2.     Changes in Securities                                             17

ITEM 3.     Defaults Upon Senior Securities                                   17

ITEM 4.     Submission of Matters to a Vote of Securities Holders             17

ITEM 5.     Other Information                                                 17

ITEM 6.     Exhibits and Reports on Form 8-K                                  19


Signatures                                                                    20

     Video Lottery Technologies, Inc. (the "Company") was incorporated in Delaware in May 1991. The Company acts as a holding company for eleven active corporations. Unless the context otherwise requires, references to the "Company" or "VLT" refer to Video Lottery Technologies, Inc. and its subsidiaries; references to "AWI" refer to Automated Wagering International, Inc., one of the Company's three principal operating subsidiaries, which provides on-line lottery systems and services primarily to governmental lottery authorities; references to "VLC" refer to Video Lottery Consultants, Inc., another of the Company's three principal operating subsidiaries, which designs, manufactures and markets casino and video lottery gaming machines and central control systems; references to "UWS" or "United Tote" refer to United Wagering Systems, Inc., the Company's third principal operating subsidiary whose operating units provide computerized pari-mutuel wagering systems for horse and greyhound racetracks, off-track betting facilities and jai alai frontons. The Company also owns and operates a racetrack facility in Sunland Park, New Mexico, which is accounted for as part of the UWS operating segment. References to the "Subsidiaries" refer to AWI, VLC, UWS and the other subsidiaries of the Company.

     Certain statements in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal regulations; changes in business strategy or development plans; the Company's indebtedness; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; and other factors.

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                    (in thousands except for per share data)

                                                                Three Months Ended March 31,
                                                                   1997               1996
                                                                   ----               ----

REVENUES:
         On-line lottery                                         $22,994             23,232
         Gaming machine and route operations                      17,739             14,811
         Wagering systems and racetrack operations                 7,271              6,702
                                                                 -------             ------
                  Total revenues                                  48,004             44,745
                                                                 -------             ------

COSTS AND EXPENSES:
         On-line lottery                                          15,155             14,500
         Gaming machine and route operations                       9,238              8,181
         Wagering systems and racetrack operations                 5,639              5,403
         Selling, general and administrative                       7,694              7,679
         Research and development                                  2,497              1,192
         Other charges                                               ---              6,000
         Depreciation and amortization                             6,035              5,865
                                                                 -------             ------
                  Total costs and expenses                        46,258             48,820
                                                                 -------             ------

Earnings (loss) from operations                                    1,746             (4,075)
                                                                 -------             ------

OTHER INCOME (EXPENSE):
         Interest and other income                                   235                489
         Interest expense                                           (994)              (936)
                                                                 -------             ------

                                                                    (759)              (447)
                                                                 -------             ------

Earnings (loss) before income taxes and extraordinary items          987             (4,522)

Income tax (expense) benefit                                        (703)               985
                                                                 -------             ------

Net earnings (loss) before extraordinary items                       284             (3,537)

Extraordinary gain, net                                           13,269              4,014
                                                                 -------             ------

Net earnings                                                     $13,553                477
                                                                 =======             ======

Net earnings (loss) per share:
         Before extraordinary items                               $  .03               (.28)
         From extraordinary items                                   1.26                .32
                                                                  ------               ----
                                                                   $1.29                .04
                                                                   =====               ====

Weighted average shares                                           10,498             12,601
                                                                  ======             ======


          See accompanying notes to consolidated financial statements.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                        (in thousands except share data)

                                                                      March 31,         December 31,
                                                                        1997               1996

ASSETS
     Current assets:
         Cash and cash equivalents                                    $  4,233              4,322
         Restricted short-term deposits                                  1,364              1,364
         Accounts receivable, net                                       19,865             19,353
         Current installments of notes receivable, net                   3,064              2,818
         Inventories                                                    17,196             18,297
         Prepaid expenses                                                1,305              1,027
         Income tax refund receivable                                      ---              3,551
         Deferred income taxes                                          10,292             15,500
                                                                      --------            -------
     Total current assets                                               57,319             66,232
                                                                      --------            -------

     Property, plant and equipment                                     148,553            153,124
         Less accumulated depreciation                                 (75,919)           (78,417)
                                                                      --------            -------
              Net property, plant and equipment                         72,634             74,707
                                                                      --------            -------

     Restricted cash deposits                                            2,537              2,521
     Notes receivable, excluding current installments                    2,398              2,216
     Goodwill, net                                                       9,929             10,134
     Intangible and other assets, net                                   11,767             12,233
                                                                      --------            -------
                                                                      $156,584            168,043
                                                                      ========            =======
LIABILITIES
     Current liabilities:
         Notes payable                                              $    1,650              7,650
         Current installments of long-term debt                         10,683             10,604
         Accounts payable                                                5,924              6,646
         Accrued expenses                                               14,354             13,249
         Income taxes payable                                            4,028                ---
                                                                      --------            -------
              Total current liabilities                                 36,639             38,149
                                                                      --------            -------

     Long-term debt, excluding current installments                     32,360              9,312
     Other liabilities                                                     ---             38,025
     Deferred income taxes                                              10,724             10,326
                                                                      --------            -------
              Total liabilities                                         79,723             95,812
                                                                      --------            -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value.  Authorized 10,000,000
         shares; no shares issued                                          ---                ---
     Series A Junior Preferred stock, $.01 par value, convertible
         non-cumulative.  Authorized 1,912,728 shares                       19                 19
     Common stock, $.01 par value.  Authorized 25,000,000
         shares                                                            109                108
     Paid-in capital                                                    97,891             97,765
     Treasury stock                                                     (9,100)               ---
     Deferred restricted stock compensation                               (367)              (417)
     Accumulated deficit                                               (11,691)           (25,244)
                                                                      --------            -------
              Total stockholders' equity                                76,861             72,231
                                                                      --------            -------
                                                                      $156,584            168,043
                                                                      ========            =======

          See accompanying notes to consolidated financial statements.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                           Series A                                   Restricted                   Total
                           Preferred   Common                           Stock                      Stock-
                             Stock      Stock    Paid-in   Treasury    Compen-       Accumu-      holders'
                           par value  par value  Capital    Stock       sation    lated Deficit    Equity
--------------------------------------------------------------------------------------------------------

December 31,                  $19        108      97,765        ---       (417)       (25,244)     72,231
  1996

Net earnings                  ---        ---         ---        ---        ---         13,553      13,553

EDS settlement                ---          1         126    (9,100)        ---            ---      (8,973)

Amortization of
  deferred
  restricted stock
  compensation                ---        ---         ---       ---          50            ---          50
                              ---        ---      ------    ------        ----        -------      ------

March 31, 1997                $19        109      97,891    (9,100)       (367)       (11,691)     76,861
                              ===        ===      ======    ======        ====        =======      ======
---------------------------------------------------------------------------------------------------------

1997 Share Data
                                      Series A                 Treasury                Common
Balance                       Preferred Stock Issued            Stock*               Stock Issued

Beginning of period                     1,913                      ---                 10,829
EDS settlement                            ---                   (2,458)                    35
                                        -----                   ------                 ------

End of period                           1,913                   (2,458)                10,864
                                        =====                   ======                 ======

*Includes 1,913 Series A Preferred Stock and 545 of Common Stock.

          See accompanying notes to consolidated financial statements.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Three Months Ended March 31,
                                                                          1997                1996
                                                                          ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                      $ 13,553                 477
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                                    6,035               5,865
         Other charges                                                      ---               6,000
         Extraordinary gain, net                                        (13,269)             (4,014)
         Other, net                                                          31                  18
     Changes in operating assets and liabilities:
         Receivables, net                                                  (940)               (217)
         Inventories                                                      3,778              (6,724)
         Prepaid expenses                                                  (277)                 63
         Accounts payable                                                  (722)             10,118
         Accrued expenses                                                (1,231)             (2,605)
         Income taxes                                                     4,504                 668
                                                                       --------              ------
Net cash provided by operating activities                                11,462               9,649
                                                                       --------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                            (2,141)             (2,682)
         Expenditures on intangible and other noncurrent assets            (375)             (2,772)
         Proceeds from sales of equipment                                     5                  15
         Change in restricted cash deposits                                 (16)                580
                                                                       --------              ------
Net cash used in investing activities                                    (2,527)             (4,859)
                                                                       --------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments on notes to banks                                  (6,000)             (4,550)
         Proceeds from issuance of long-term debt                           ---               4,251
         Repayments of long-term debt                                    (3,024)             (3,193)
                                                                       --------              ------

Net cash used in financing activities                                    (9,024)             (3,492)
                                                                       --------              ------

Net (decrease) increase in cash and cash equivalents                        (89)              1,298
                                                                       --------              ------

Cash and cash equivalents, beginning of period                            4,322               1,993
                                                                       --------              ------

Cash and cash equivalents, end of period                               $  4,233               3,291
                                                                       ========              ======

          See accompanying notes to consolidated financial statements.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Presentation

          The consolidated financial statements include the accounts of Video Lottery Technologies, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

          The consolidated balance sheet as of March 31, 1997 and the consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996 and the consolidated statement of stockholders' equity for the three-month period ended March 31, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made. The December 31, 1996 consolidated balance sheet was derived from consolidated financial statements audited by KPMG Peat Marwick LLP in connection with the Company's annual audit.

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

     c.   Reclassifications

          Certain reclassifications have been made to the 1996 amounts to conform to the 1997 presentation. See Note 3.

     d.   Adoption of Accounting Pronouncement

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (the "Statement") issued by the Financial Accounting Standards Board ("FASB") in June 1996, effective January 1, 1997. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption did not have an effect on the Company's financial position or results of operations.

     e.   Accounting Pronouncements Not Yet Adopted

          In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which simplifies the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. SFAS No. 128 replaces Accounting Principles
     Board Opinion 15 and is effective for financial statements issued for periods ending after December 15, 1997. The Company has a complex capital structure per SFAS No. 128. Consequently, the generation of earnings from continuing operations will result in a dual presentation of basic and diluted EPS. The Statement requires restatement of prior period EPS presentations.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


2.   EDS SETTLEMENT

     In January 1994, Electronic Data Systems Corporation ("EDS") purchased 545,454 shares of the Company's Common Stock and 1,912,728 shares of Series A Junior Preferred Stock (Series A Preferred Stock), each at a share price of $27.50. The Series A Preferred Stock carries dividend rights equal to the Company's Common Stock, is non-voting, and is convertible to 1,912,728 shares of Common Stock after ninety days prior written notice.

     In conjunction with the stock sale to EDS in 1994, the Company entered into a ten-year agreement with EDS which, among other things, called for EDS to provide to the Company enhanced computing, communications, system and engineering and field maintenance services under the lottery services subsidiary's on-line lottery contracts. In 1996, the Company withheld certain payments to EDS primarily due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the contract with EDS was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other and agreed to transition the EDS services to the Company. The settlement resulted in a net of taxes extraordinary gain on debt extinguishment of approximately $13,269,000 for the Company. The terms of the settlement include the receipt by the Company of all of the common and preferred shares owned by EDS (545,454 common and 1,912,728 preferred shares) certain inventories (approximately $1,200,000) and property, plant and equipment (approximately $2,700,000) used in the provision of EDS services to on-line lottery customers and the extinguishment of approximately $38,000,000 of outstanding fees in return for a note payable with a present value of $26,100,000. The note payable calls for interest payments only for the first two years and principal and interest payments in years three through seven (maturity). The note is secured by the 2,458,182 shares of redeemed Common and Preferred Stock, certain inventories, fixed assets and software technology and carries prepayment provisions upon the disposal of substantially all the assets or stock of the Company or certain of its subsidiaries. The transition of the EDS services and related employees to the Company is anticipated to be completed in the second quarter of 1997.

3.   DISCONTINUED OPERATIONS

     On May 3, 1994, the Company completed the purchase of all of the outstanding stock of United Wagering Systems, Inc. ("UWS"). The original purchase price included the issuance of $10,000,000 notes, payable over a three-year period.

     During the fourth quarter 1994 and the first quarter 1995, certain negative developments affecting UWS and the pari-mutuel wagering industry became increasingly apparent. During 1995, the Company did not pay principal and interest obligations under the terms of the promissory notes to the sellers. On March 25, 1996, the Company reached an agreement with the sellers settling all outstanding claims and disputes, including dismissal of all outstanding litigation, resulting in a $4,014,000 gain on debt extinguishment.

     The Company, in the fourth quarter 1995, made a decision to sell UWS, exclusive of the racetrack in Sunland Park, New Mexico; however, due to operational improvements and industry and market conditions, the Company decided to no longer actively pursue the disposal of the wagering systems segment. In accordance with the requirements outlined in Financial Accounting Standards Board Emerging Issues Task Force issue No. 90-16 "Accounting for Discontinued Operations Subsequently Retained," the results of operations of the wagering systems segment have been reclassified to continuing operations in all periods presented.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


4.   INVENTORIES

     A summary of inventory follows:

                                                         March 31,          December 31,
                                                            1997                 1996
                                                            ----                 ----
         Manufacturing:
              Raw materials                             $ 4,585,000            5,462,000
              Work-in-process                               628,000              733,000
              Finished goods                              9,588,000           11,322,000
         Customer service and other                       2,395,000              780.000
                                                        -----------           ----------
                                                        $17,196,000           18,297,000
                                                        ===========           ==========

5.   LONG-TERM DEBT

                                                                                   March 31,    December 31,
                                                                                      1997          1996
                                                                                      ----          ----
         Note payable  at  prime  with  interest  only  payments  through  1998.
              Thereafter  due  in  monthly  installments,   including  interest,
              through January 2004. Secured by certain inventories and
              property and equipment and treasury stock                          $26,150,000            ---
         8.25% note payable in monthly installments, including interest,
              through September 2001 (see Note 3)                                  5,465,000      5,729,000
         7.2% to 10.4% capital lease obligations, due in monthly install-
              ments of $4,573 to $26,567 including interest, maturing
              through November 1999                                                1,458,000      1,753,000
         9.0% note payable in monthly installments including interest
              through December 1998, secured by assets leased to others            4,200,000      5,164,000
         LIBOR plus 2.25% notes payable in equivalent monthly installments of $250,000 plus interest through February 1998.  Secured by
              stock of subsidiaries                                                5,770,000      7,270,000
                                                                                 -----------     ----------

                                                                                  43,043,000     19,916,000

         Less current installments                                                10,683,000     10,604,000
                                                                                 -----------     ----------

         Long-term debt, excluding current installments                          $32,360,000      9,312,000
                                                                                 ===========     ==========

         The aggregate maturities of long-term debt are as follows:

         Twelve months  ending March 31,
              1998                                                 $10,683,000
              1999                                                   4,070,000
              2000                                                   7,000,000
              2001                                                   6,518,000
              2002                                                   5,830,000
              Thereafter                                             8,942,000
                                                                   ===========

6.   COMMITMENTS AND CONTINGENCIES

     The Company periodically sells notes receivable from gaming machine equipment sales to banks and other third parties. The notes are secured by the underlying equipment. The receivables sold are subject to recourse provisions in the event of default by the primary obligor. The outstanding balance of the notes receivable sold with recourse was approximately $2,899,000 at March 31, 1997. The Company has established reserves for estimated losses under the recourse provisions. At March 31, 1997, the Company had guaranteed or pledged

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


security for the indebtedness of others in the amount of approximately $3,304,000 (including $2,899,000 notes receivable sold to banks and other third parties).

     The Company is obligated to provide services and/or equipment under certain of its contracts. In addition, the various state on-line lottery and video gaming contracts contain provisions under which the Company may be subject to monetary penalties for central computer downtime, terminal failures, delays in servicing inoperable terminals within specified time periods and ticket stock shortages among other things. The Company accrues any net losses in fulfilling the terms of these contracts when the loss is probable and can be reasonably estimated. At March 31, 1997 and December 31, 1996, respectively, the Company had accrued liabilities of approximately $2,408,000 and $3,115,000 representing billings and estimated costs to fulfill its obligations to deliver products and services under certain customer contracts.

     The Company typically posts bid, litigation, and performance bonds for on-line lottery contracts. At March 31, 1997, the Company had collateral in support of the various bonds outstanding consisting of $3,350,000 of restricted deposits and $9,500,000 of irrevocable standby letters of credit. Should the Company fail to meet contractually specified obligations during the contract term, the lottery authority may assess damages and exercise its right to collect on the applicable bond. The Company has had disputes with customers over implementation schedules, deliverables and other issues. The Company works with these customers to resolve these differences; however, should the Company be unable to resolve any disputes in a mutually satisfactory manner, the Company may suffer negative consequences in its relationships with these and other customers and its pursuit of future business. The ultimate cost to the Company of such damages (if any) would be net of its claims under risk management policies.

     Historically, the Company has met its cash flow requirements primarily with cash provided by operations, public offerings of equity securities, and from borrowings from financial institutions. The Company, in 1996, was named the successful bidder for a new on-line lottery contract with the Florida lottery. The award by the Florida Lottery has been protested by a competitor. If the award is upheld, the Company will begin negotiations of a new contract. Sizable capital expenditures in excess of current capital sources may be required in advance of any anticipated capital generated by the new Florida contract, accordingly, the Company may need additional financing, the availability and the terms of which are subject to various uncertainties, with no assurance that such financing can be obtained.

     The recovery of a significant amount of the Company's investment in the racetrack operations in New Mexico is largely contingent upon the implementation of gaming legislation in the state. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park, New Mexico. The bill allows, among other things, the operation of up to 300 video gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until early 1998.

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

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


     Other charges include special and unusual charges recorded by the Company for restructurings, asset valuation impairments, liquidated damage assessments and other contract losses that are considered by the Company to be non-recurring operating expenses not specifically attributable to normal individual segment revenues.

First Quarter 1997 Compared with First Quarter 1996

     Total revenue in the first quarter 1997 increased by $3.3 million (7.3%) to $48.0 million from $44.7 million in the first quarter 1996. Overall gross profit increased by $1.3 million (7.8%) to $18.0 million from $16.7 million in the first quarter 1996. The Company had net earnings from operations before extraordinary items of $.3 million as compared to a net loss of $3.5 million in the first quarter 1996. The increase is primarily attributable to higher revenues and gross margin from the gaming machine segment and the absence of the other special charges recorded in the first quarter 1996.

     In conjunction with the stock sale to EDS (see Note 2 to the Financial Statements), the Company entered into a ten-year agreement with EDS which, among other things, called for EDS to provide to the Company enhanced computing, communications, system and engineering and field maintenance services under the lottery services subsidiary's on-line lottery contracts. In 1996, the Company withheld certain payments to EDS primarily due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the contract with EDS was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other and agreed to transition the EDS services to the Company. The settlement resulted in an extraordinary gain (net of taxes) on debt extinguishment of approximately $13.3 million for the Company.

     On March 25, 1996, the Company reached an agreement with the sellers of UWS settling all outstanding claims and disputes between them, including dismissal of all outstanding litigation, and a restructuring and reduction of the notes payable, resulting in an extraordinary gain (net of taxes) on debt extinguishment of $4.0 million.

                                 On-line Lottery

     Revenue from the on-line lottery segment decreased by $.2 million (1%) to $23.0 million from $23.2 million in the first quarter 1996. In the first quarter 1996 the Company recorded revenues from the Arizona and Washington lottery contracts of approximately $4.0 million. The Arizona contract was terminated and the Washington Lottery contract expired in the second quarter 1996. The implementation of a video gaming program in Delaware, which is operated through the Company's on-line lottery system software MasterLink(R) Advanced Gaming System, in December 1995 and the start-up of the on-line lottery system in Maryland in the third quarter of 1996 has resulted in approximately $3.1 million of additional revenue to the Company in the first quarter 1997 offsetting the loss of Arizona and Washington contract revenues. Revenues from sales of on-line lottery equipment increased by $.5 million to $.7 million over first quarter 1996 levels of $.2 million.

     In 1996, the Company was named the successful bidder for a new on-line lottery contract by the Florida Lottery. The award has been protested by a competitor. If the award is upheld, the Company will begin negotiations of a new contract with the Florida Lottery. The previous contract had an initial expiration date of June 30, 1996. The Company's subsidiary AWI is continuing the operation of the current on-line lottery system until the implementation of a new contract.

     The gross profit margin of the on-line lottery segment was 34% in the first quarter 1997 as compared to 38% in the first quarter 1996. The decrease is primarily attributable to lower margins attained on the revenues from the Maryland contract which was implemented in the third quarter 1996. The Company anticipates the margin levels from the contract with Maryland to improve as the system operation matures.

     In the quarter ended March 31, 1996, the Company recorded approximately $6.0 million of special non-recurring charges for the termination of the Arizona Lottery contract and disputes with other on-line lottery customers which have since been resolved.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


                       Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment increased by $2.9 million (19.6%) to $17.7 million from $14.8 million in the first quarter 1997. The increase is due to revenues in jurisdictions in which the Company has recently been licensed to sell gaming machines including Nevada, New Jersey and Minnesota and increased sales in Quebec, Canada. Increases in these jurisdictions were offset by a decrease in revenues from Alberta, Canada.

     Revenue was recognized on shipments of 2,508 units in the first quarter 1997 as compared to 1,380 units in the first quarter 1996. Included in the total units were 75 and 102 royalty unit sales in the first quarters of 1997 and 1996, respectively. Also included in the first quarter 1997 unit sales were 1,375 units to the Oregon Lottery that were previously leased to the Oregon Lottery. The five consecutive one-year lease terms of the gaming machines expired in the first quarter 1997. The Company continues to have 3,375 terminals under lease with Oregon Lottery, 440 terminals with the Rhode Island Lottery and 275 terminals under lease agreement with the Delaware Lottery.

     The following table reflects domestic and foreign revenues representing 10% or more of the segments revenues for the first quarters of 1997 and 1996 (amounts in millions):

                                                    Three Months Ended March 31,
                                            --------------------------------------------
                                             1997        1996      $ Change      % Change
                                             ----        ----      --------      --------
           Domestic:
                Montana routes              $ 4.4         4.0          0.4           10.0
                Oregon                        1.7         0.1          1.6        1,600.0
                Oregon lease                  1.7         1.4          0.3           21.4
                Other lease                   1.3         1.0          0.3           30.0
                Other, combined               4.1         1.8          2.3          127.8
                                            -----        ----         ----        -------
                                             13.2         8.3          4.9           59.0
                                            -----        ----         ----        -------
           Foreign:
                Alberta, Canada               0.1         2.5         (2.4)         (96.0)
                Quebec, Canada                3.1         1.9          1.2           63.2
                Other foreign, combined       1.3         2.1         (0.8)         (38.1)
                                            -----        ----         ----        -------
                                              4.5         6.5         (2.0)         (30.8)
                                            -----        ----         ----        -------

                                            $17.7        14.8          2.9           19.6
                                            =====        ====         ====        =======

     The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue, as well as royalty and lease revenue was 48% and 45% for the first quarters of 1997 and 1996, respectively. The gross profit margin from route operations was 28% in the first quarters of 1997 and 1996.

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operations segment increased by $.6 million (9.0%) to $7.3 million from $6.7 million in the first quarter 1996. The increase primarily reflects higher sales of wagering systems equipment in the first quarter 1997 over 1996 levels. Wagering systems services revenue was $3.9 million in the quarters ended March 31, 1997 and 1996, respectively. Revenue from the operations of the racetrack in Sunland Park, New Mexico was $2.2 million and $2.3 million in the first quarters of 1997 and 1996, respectively.

     The recovery of a significant amount of the Company's investment in the racetrack operations in New Mexico is largely contingent upon the implementation of gaming legislation in the state. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park, New Mexico. The bill allows, among other things, the operation of up to 300 video gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until early 1998.

     The gross profit margin from the wagering systems and racetrack operations segment was 22% and 19%, respectively, in the first quarters of 1997 and 1996. The increase is due to higher margins on sales of wagering systems equipment. The gross profit margin on wagering systems service revenue was 33% in both periods. The gross profit margin on sales of equipment was 48% and 38% in the quarters ended March 31, 1997 and 1996, respectively. The racetrack operations resulted in a negative gross profit margin of approximately 8% in the first quarters of 1997 and 1996. Selling, General and Administrative

     Selling, general and administrative (SG&A) expenses were $7.7 million in the first quarters of 1997 and 1996. As a percentage of sales, SG&A expenses were 16% and 17%, respectively, in the first quarters of 1997 and 1996. The Company expects SG&A levels to be at or above current levels in the near future.

                            Research and Development

     Research and development expense, net of amounts capitalized for the development of MasterLink(R) Advanced Gaming System software was $2.5 million and $1.2 million in the first quarters of 1997 and 1996, respectively. The Company capitalized approximately $.3 million and $2.2 million in the first quarters of 1997 and 1996, respectively.

Liquidity and Capital Resources

     Working capital, defined as current assets less current liabilities, decreased by $7.4 million to $20.7 million from $28.1 million at December 31, 1996. The decrease is primarily due to an increase in net current income taxes payable resulting from pre-tax earnings from all sources of income of approximately $23.0 million. Earnings before interest, taxes, depreciation and amortization and extraordinary items was $7.8 million in the first quarter 1997. Additionally, the Company invested an additional $2.5 million for property, plant and equipment, and intangible and other assets in the first quarter 1997, including $1.7 million for the wagering systems segment and $.3 million of additional capitalized software development relating to MasterLink(R), the Company's central system software used in both the on-line and gaming machine segments of the Company.

     In the first quarter 1997, the Company reduced the outstanding balance of the revolving line of credit with First Bank to $1.7 million leaving $8.3 million available for cash advances on the credit facility. The line of credit agreement expires in February 1998. Additionally, the Company made principal payments on long-term debt of $3.0 million in the first quarter 1997 reducing the Company's interest-bearing debt level (including the revolving line of credit) to $44.7 million.

     The Company's on-line subsidiary, AWI, completed negotiations with the Minnesota Lottery in the first quarter 1997 for a new five-year contract commencing in August 1997. The on-line lottery system currently in place in Minnesota under the current contract will remain in use under the new contract and the Company does not anticipate significant additional capital expenditures to satisfy the requirements of the new contract. In 1996, AWI was named as the successful bidder for a contract with the Florida Lottery to replace the current contract with AWI. The award has been protested by a competitor and the protest is still pending. If the award is upheld, the Company will begin negotiations of a new contract which may require significant capital resources in advance of any anticipated capital generated by a new contract. Accordingly, the Company may need additional financing, the availability and the terms of which are subject to various uncertainties, with no assurance that such financing can be obtained.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     No significant changes have occurred with regard to legal proceedings as disclosed in Part 1, Item 3, of the Company's December 31, 1996 Form 10-K.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The company's Annual Meeting of Stockholders was held on January 10, 1997, and, in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 10,682,109 shares of the Company's common stock were outstanding and entitled to vote at the meeting, of which 6,048,490 were present in person or by proxy. At the meeting the following matters were submitted to a vote by the stockholders, with the results indicated below:

     1. Election of two directors to serve until the 1999 Annual Meeting of Shareholders.

                 Nominee                      For                      Withheld
                 -------                      ---                      --------

                 William Spier                4,407,960                1,640,530

                 James J. Davey               5,765,200                  283,290

     2. Ratification of appointment of KPMG Peat Marwick LLP as independent auditors for the year ending December 31,1996.

                 For                      Against            Abstained/Not Voted
                 ---                      -------            -------------------

                 5,892,822                115,438                    40,230

ITEM 5.  OTHER INFORMATION

     On January 6, 1997, the Company announced that its Special Committee has requested from Mr. William Spier further information in order to evaluate the proposal made by the Spier Group to purchase shares of the Company for $6.00 per share, and that the Company is considering other options and all proposals. On January 15, 1997, the Company announced that Mr. Spier had withdrawn his bid.

     On January 7, 1997, the Company announced that its subsidiary, VLC, has received permanent licensing in Connecticut and Arizona. The Arizona Department of Gaming granted VLC permanent State Certification as a provider of gaming services allowing VLC to sell its Winning Touch(R) machines to any gaming operation in Arizona.

     On January 13, 1997, the Company announced that at its annual meeting of shareholders on January 10, 1997, directors William Spier and James Davey were easily reelected to three-year terms and that KPMG Peat Marwick LLP was retained as independent auditor.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


     On January 15, 1997, the Special Committee of the Board of Directors of the Company announced that it had retained the investment banking firm Raymond James & Associates, Inc. to advise the Company in connection with certain strategic alternatives.

     On January 16, 1997, the Company announced the successful completion of the conversion of the Atlantic Lottery Corporation's Video Lottery Central Control System onto a Digital Equipment Corporation (DEC) platform. The system monitors and controls over 9,000 gaming machines in the four Canadian provinces of New Brunswick, Newfoundland, Nova Scotia and Prince Edward Island. The new central control system was jointly developed by the Atlantic Lottery Corporation and the Company using AWI's MasterLink(R) Advanced Gaming System as its foundation. The Company now has its MasterLink(R) Video Lottery Central Control Systems operating in Delaware on an IBM RS/6000 platform and in the Atlantic Lottery provinces on a DEC ALPHA platform.

     On February 4, 1997, the Company announced that it had come to agreement with EDS, resolving all outstanding disputes between the Company and EDS. Under the agreement, the Company settled amounts currently payable to EDS for services provided to the Company in the amount of $39 million. The Company also received all of EDS' 2,458,182 shares of stock in the Company along with certain inventories and equipment from EDS in return for a $27 million note payable to EDS over seven years. Also, approximately 400 to 450 EDS employees are expected to be transitioned into AWI to service existing lottery customers. At the same time, the Company revised its credit relationship with First Bank and extended the current credit facility through February, 1998.

     On February 10, 1997, the Company announced that its subsidiary, VLC, has reached an agreement with Islenskir Sofnunarkassar (Icelandic Gaming Fund Raising) to license and install the VLC Advanced Gaming SystemTM (AGS). The state-of-the-art AGS is VLC's next generation of gaming machine management and control systems software, utilizing VLC's 10 years of industry experience as well as combining the latest in computer software and hardware developments. The Islenskir Sofnunarkassar, a joint effort between several humanitarian agencies in Iceland, currently operates a small VLC-supplied video lottery system that has reached its maximum capacity. VLC's AGS is scalable and will support any size gaming machine program. The system installation began in March 1997 and is anticipated to be completed in the third quarter 1997.

     On February 12, 1997 the Company announced that Dennis Gallagher had been appointed General Counsel.

     On February 20, 1997 the Company's subsidiary, VLC, announced that the Office of the Liquor Licensing Commissioner of South Australia had granted VLC a Gaming Machine Dealer's License effective February 14, 1997. The license authorizes VLC to sell its Winning Touch(R) multi-game video machine to gaming operations in South Australia.

     On April 1, 1997, the Company announced that AWI had signed a new five-year contract, totaling an estimated $45.0 million, to continue to provide on-line services for the Minnesota State Lottery after AWI was deemed the successful proposer in the Lottery's competitive bidding process. AWI has been the on-line system services provider for Minnesota during the past seven years. Under the new contract, which begins in August 1997, the Lottery will continue to use the existing central control system and terminals to service more than 1,900 retailers in the state.

     On April 23, 1997, The Company's subsidiary, United Tote Company, announced the successful installation and operation of its Horizon SystemTM and family of pari-mutuel wagering terminals for the inaugural weekend of Lone Star Park's live race meet located in Grand Prairie, Texas halfway between Dallas and Fort Worth. Total combined system handle was a record $2.7 million. United Tote installed 500 state-of-the-art wagering terminals for Lone Star's 73-day inaugural thoroughbred meet. United Tote has been servicing Lone Star's simulcasting center, the Post Time Pavilion, since it opened on May 3, 1996 with record attendance and handle numbers.

     On April 24, 1997, a subsidiary of the Company announced that the Nevada Gaming Commission unanimously approved VLC for permanent licensing to manufacture and distribute its gaming equipment in Nevada. The company was also granted a slot route operator license to own and operate gaming machine routes in Nevada. In addition, the Company's subsidiary VLC gained approval from the Ontario Gaming Control Commission as a casino gaming-related supplier authorized to sell its gaming devices in the province. VLC obtained temporary

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


licensing in the state in 1995 and the Nevada Gaming Commission unanimously approved VLC's multi-game touchscreen machine, Winning Touch(R), for sale to Nevada casinos last April. The Winning Touch(R) machine embraces state-of-the-art touchscreen technology pioneered by VLC and allows players to operate the game solely by touching the screen. Unlike other touchscreen machines currently on the market, Winning Touch(R) has no buttons and offers players an entire menu of games available on one machine.

     On May 8, 1997, the Company announced that the Florida Administrative Law Judge has recommended to the Florida Lottery that the evaluation committee reconvene to reevaluate certain limited aspects of both proposals submitted for operation of the Lottery. The judge did not reverse the Lottery's selection of the Company's subsidiary AWI, found AWI to be fully qualified and, further, found AWI's proposal to fully comply with the requirements of the Lottery. On November 1, 1996, the Florida Lottery awarded a new five-year contract to AWI to continue operating its lottery system. The Lottery's evaluation committee has ranked AWI best based on its superior technology and its pricing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Listing of Exhibits

           EX-27      Financial Data Schedule (For SEC Use Only)

           EX-27.1    Financial Data Schedule - Restated (For SEC Use Only)

     b.   Reports on Form 8-K

     Form 8-K dated January 6, 1997, reporting the response by letter of the Board of Directors of Video Lottery Technologies, Inc., to Mr. William Spier's letter to the Company dated December 31, 1996.

     Form 8-K dated January 30, 1997, reporting the settlement of certain disputes between EDS and the Company relating to the Master Services Agreement dated as of January 20, 1994, by and between the Company and EDS.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VIDEO LOTTERY TECHNOLOGIES, INC.



Date:     May 9, 1997            /S/ RICHARD M. HADDRILL
                                 -----------------------------------------------
                                 Richard M. Haddrill, President, Chief Financial
                                 Officer, Treasurer and Director (authorized to
                                 sign on behalf of Registrant)