Form 10-Q
period 1997-06-30
VIDEO LOTTERY TECHNOLOGIES INC/DE
filed 1997-08-13
CIK 875459

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)


  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X    No
                           -----     -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,318,730 shares of Common Stock, $.01 par value, outstanding as of June 30, 1997.

                        VIDEO LOTTERY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION
                                                                            Page

ITEM 1.   Financial Statements

          Consolidated Statements of Earnings
          Six Months Ended June 30, 1997 and 1996
          Three Months Ended June 30, 1997 and 1996                            4

          Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996                                  5

          Consolidated Statement of Stockholders' Equity
          Six Months Ended June 30, 1997                                       6

          Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1997 and 1996                              7

          Notes to Consolidated Financial Statements                           8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           13

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk          18


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   19

ITEM 2.   Changes in Securities                                               19

ITEM 3.   Defaults Upon Senior Securities                                     19

ITEM 4.   Submission of Matters to a Vote of Securities Holders               19

ITEM 5.   Other Information                                                   19

ITEM 6.   Exhibits and Reports on Form 8-K                                    21


Signatures                                                                    22

     Video Lottery Technologies, Inc. (the "Company") was incorporated in Delaware in May 1991. The Company acts as a holding company for eleven active corporations. Unless the context otherwise requires, references to the "Company" or "VLT" refer to Video Lottery Technologies, Inc. and its subsidiaries; references to "AWI" refer to Automated Wagering International, Inc., one of the Company's three principal operating subsidiaries, which provides on-line lottery systems and services primarily to governmental lottery authorities; references to "VLC" refer to Video Lottery Consultants, Inc., another of the Company's three principal operating subsidiaries, which designs, manufactures and markets casino and video lottery gaming machines and central control systems; references to "United Tote" refer to the Company's third principal operating subsidiary whose operating units provide computerized pari-mutuel wagering systems for horse and greyhound racetracks, off-track betting facilities and jai alai frontons. The Company also owns and operates a racetrack facility in Sunland Park, New Mexico, which is combined with United Tote to form the wagering systems and racetrack operation segments for reporting purposes. References to the "Subsidiaries" refer to AWI, VLC, United Tote, Sunland Park and the other subsidiaries of the Company.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                             STATEMENTS OF EARNINGS
                    (in thousands except for per share data)

                                                       Six Months Ended June 30,        Three Months Ended June 30,
                                                             1997               1996               1997             1996
                                                             ----               ----               ----             ----

REVENUES:
   On-line lottery                                         $48,907              45,353            25,913            22,121
   Gaming machine and route operations                      31,501              30,453            13,762            15,642
   Wagering systems and racetrack operations                14,737              14,144             7,466             7,442
                                                           -------              ------            ------            ------
     Total revenues                                         95,145              89,950            47,141            45,205
                                                           -------              ------            ------            ------

COSTS AND EXPENSES:
   On-line lottery                                          32,312              27,361            17,157            12,861
   Gaming machine and route operations                      16,555              16,061             7,317             7,880
   Wagering systems and racetrack operations                10,904              10,412             5,265             5,009
   Selling, general and administrative                      15,240              15,209             7,546             7,530
   Research and development                                  4,843               3,124             2,346             1,932
   Other charges                                               ---               8,235               ---             2,235
   Depreciation and amortization                            11,841              11,462             5,806             5,597
                                                           -------              ------            ------            ------
     Total costs and expenses                               91,695              91,864            45,437            43,044
                                                           -------              ------            ------            ------

Earnings (loss) from operations                              3,450              (1,914)            1,704             2,161
                                                           -------              ------            ------           -------

OTHER INCOME (EXPENSE):
   Interest and other income (expense)                         390                 381               155              (108)
   Interest expense                                         (2,010)             (2,176)           (1,016)           (1,240)
                                                           -------              ------            ------            ------

                                                            (1,620)             (1,795)             (861)           (1,348)
                                                           -------              ------            ------            ------

Earnings (loss) before income taxes and
     extraordinary items                                     1,830              (3,709)              843               813

Income tax (expense) benefit                                (1,046)                666              (343)             (319)
                                                           -------              ------            ------            ------

Net earnings (loss) before extraordinary items                 784              (3,043)              500               494

Extraordinary gain, net                                     13,269               4,014               ---               ---
                                                           -------              ------            ------            ------

Net earnings                                               $14,053                 971               500               494
                                                           =======              ======            ======            ======

Net earnings (loss) per share:
   Before extraordinary items                                $ .07                (.24)              .05               .04
   From extraordinary items                                   1.28                 .32               ---               ---
                                                             -----                ----              ----              ----
                                                             $1.35                 .08               .05               .04
                                                             =====                ====              ====              ====

Weighted average shares                                     10,386              12,595            10,371            12,595
                                                            ======              ======            ======            ======

          See accompanying notes to consolidated financial statements.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                        (in thousands except share data)

                                                                                         June 30,         December 31,
                                                                                            1997               1996
                                                                                            ----               ----

ASSETS
     Current assets:
         Cash and cash equivalents                                                         $ 12,533              4,322
         Restricted short-term deposits                                                       1,364              1,364
         Accounts receivable, net                                                            16,998             19,353
         Current installments of notes receivable, net                                        2,378              2,818
         Inventories                                                                         14,965             18,297
         Prepaid expenses                                                                     1,148              1,027
         Income tax refund receivable                                                           ---              3,551
         Deferred income taxes                                                               10,793             15,500
                                                                                           --------            -------
     Total current assets                                                                    60,179             66,232
                                                                                           --------            -------

     Property, plant and equipment                                                          150,537            153,124
         Less accumulated depreciation                                                      (80,641)           (78,417)
                                                                                           --------            -------
              Net property, plant and equipment                                              69,896             74,707
                                                                                           --------            -------

     Restricted cash deposits                                                                 2,431              2,521
     Notes receivable, excluding current installments                                         2,973              2,216
     Goodwill, net                                                                            9,724             10,134
     Intangible and other assets, net                                                        11,383             12,233
                                                                                           --------            -------
                                                                                           $156,586            168,043
                                                                                           ========            =======
LIABILITIES
     Current liabilities:
         Notes payable                                                                     $    ---              7,650
         Current installments of long-term debt                                               8,646             10,604
         Accounts payable                                                                     5,150              6,646
         Accrued expenses                                                                    17,281             13,249
         Income taxes payable                                                                 4,123                ---
                                                                                           --------            -------
              Total current liabilities                                                      35,200             38,149
                                                                                           --------            -------

     Long-term debt, excluding current installments                                          32,499              9,312
     Other liabilities                                                                          ---             38,025
     Deferred income taxes                                                                   11,476             10,326
                                                                                           --------            -------
              Total liabilities                                                              79,175             95,812
                                                                                           --------            -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value.  Authorized 10,000,000
         shares; no shares issued                                                               ---                ---
     Series A Junior Preferred stock, $.01 par value, convertible
         non-cumulative.  Authorized 1,912,728 shares                                            19                 19
     Common stock, $.01 par value.  Authorized 25,000,000
         shares                                                                                 109                108
     Paid-in capital                                                                         97,891             97,765
     Treasury stock                                                                          (9,100)               ---
     Deferred restricted stock compensation                                                    (317)              (417)
     Accumulated deficit                                                                    (11,191)           (25,244)
                                                                                           --------            -------
              Total stockholders' equity                                                     77,411             72,231
                                                                                           --------            -------
                                                                                           $156,586            168,043
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

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                           Series A                                                 Restricted                         Total
                           Preferred      Common                                       Stock                           Stock-
                             Stock         Stock        Paid-in       Treasury        Compen-          Accumu-        holders'
                           par value     par value      Capital        Stock          sation       lated Deficit       Equity
------------------------------------------------------------------------------------------------------------------------------

December 31,                  $19           108          97,765            ---          (417)          (25,244)       72,231
  1996

Net earnings                  ---           ---             ---            ---           ---            14,053        14,053

Shares redeemed
 pursuant to EDS
 settlement                   ---             1             126         (9,100)          ---               ---        (8,973)

Amortization of
  deferred
  restricted stock
  compensation                ---           ---             ---            ---           100               ---           100
                              ---           ---          ------         ------          ----           -------        ------

June 30, 1997                 $19           109          97,891         (9,100)         (317)          (11,191)       77,411
                              ===           ===          ------         ======          ====           =======        ======
------------------------------------------------------------------------------------------------------------------------------

1997 Share Data
                                                                                             Treasury Stock
                                                                                      -----------------------------
                                         Series A                  Common                Series A            Common
Balance                          Preferred Stock Issued         Stock Issued          Preferred Stock        Stock
-------                          ----------------------         ------------          ---------------        -----

Beginning of period                        1,913                   10,829                    ---              ---
Shares redeemed pursuant
 to EDS settlement                           ---                       35                 (1,913)            (545)
                                           -----                   ------                 ------             ----

End of period                              1,913                   10,864                 (1,913)            (545)
                                           =====                   ======                 ======             ====


          See accompanying notes to consolidated financial statements.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Six Months Ended June 30,
                                                                                            -------------------------
                                                                                             1997              1996
                                                                                             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                           $14,053              971
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                                                       11,841           11,462
         Other charges                                                                          ---            8,235
         Extraordinary gain, net                                                            (13,269)          (4,014)
         Other, net                                                                             171                5
     Changes in operating assets and liabilities:
         Receivables, net                                                                     2,038           (1,658)
         Inventories                                                                          6,481           (4,245)
         Prepaid expenses                                                                      (120)             106
         Accounts payable                                                                    (1,496)          32,507
         Accrued expenses                                                                     1,894           (2,949)
         Income taxes                                                                         4,850              375
                                                                                            -------          -------
Net cash provided by operating activities                                                    26,443           40,795
                                                                                            -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                                (4,717)         (20,998)
         Expenditures on intangible and other noncurrent assets                                (828)          (8,176)
         Proceeds from sales of equipment                                                       ---               22
         Change in restricted cash deposits                                                      (2)             852
                                                                                            -------          -------
Net cash used in investing activities                                                        (5,547)         (28,300)
                                                                                            -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments on notes payable                                                       (7,650)          (8,250)
         Proceeds from issuance of long-term debt                                               643            4,251
         Repayments of long-term debt                                                        (5,678)          (6,251)
                                                                                            --------          -------

Net cash used in financing activities                                                       (12,685)         (10,250)
                                                                                            -------          -------

Net increase in cash and cash equivalents                                                     8,211            2,245

Cash and cash equivalents, beginning of period                                                4,322            1,993
                                                                                            -------          -------

Cash and cash equivalents, end of period                                                    $12,533            4,238
                                                                                            =======          =======

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

          The   consolidated   balance  sheet  as  of  June  30,  1997  and  the
     consolidated statements of operations and cash flows for the six-month periods ended June 30, 1997 and 1996 and the consolidated statement of stockholders' equity for the six-month period ended June 30, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of and for the  periods  indicated  have been  made.  The  December  31,  1996
     consolidated   balance  sheet  was  derived  from  consolidated   financial
     statements audited by KPMG Peat Marwick LLP in connection with the Company's annual audit.

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

     d.   Accounting Pronouncements Not Yet Adopted

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "(SFAS No. 128"), "Earnings per Share", which simplifies the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. SFAS No. 128 replaces Accounting Principles Board Opinion 15 and is effective for financial statements issued for periods ending after December 15, 1997. The Company has a complex capital structure per SFAS No. 128. Consequently, the generation of earnings from continuing operations will result in a dual presentation of basic and diluted EPS. The Statement requires restatement of prior period EPS presentations.

          In June  1997,  the FASB  issued  SFAS  No.  131,  "Disclosures  about
     Segments of an Enterprise and Related Information". Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application,

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


     but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application.

2.   EDS SETTLEMENT

     In January 1994, Electronic Data Systems Corporation ("EDS") purchased 545,454 shares of the Company's Common Stock and 1,912,728 shares of Series A Junior Preferred Stock (Series A Preferred Stock), each at a share price of $27.50. The Series A Preferred Stock was convertible to an equal number of shares of Common Stock after ninety days prior written notice.

     In conjunction with the stock sale to EDS in 1994, the Company entered into a ten-year agreement with EDS which, among other things, called for EDS to provide to the Company enhanced computing, communications, system and engineering and field maintenance services under the lottery services subsidiary's on-line lottery contracts. In 1996, the Company withheld certain payments to EDS primarily due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the contract with EDS was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other and agreed to transition the EDS services to the Company. The settlement resulted in a net of taxes extraordinary gain on debt extinguishment of approximately $13,269,000 for the Company. The terms of the settlement include the receipt by the Company of all of the common and preferred shares owned by EDS (545,454 common and 1,912,728 preferred shares) certain inventories (approximately $1,200,000) and property, plant and equipment (approximately $2,700,000) used in the provision of EDS services to on-line lottery customers and the extinguishment of approximately $38,000,000 of outstanding fees in return for a note payable with a present value of $26,100,000. The note payable calls for interest payments only for the first two years and principal and interest payments in years three through seven (maturity). The note is secured by the 2,458,182 shares of redeemed Common and Preferred Stock, certain inventories, fixed assets and software technology and carries prepayment provisions upon the disposal of substantially all the assets or stock of the Company or certain of its subsidiaries. The transition of the EDS services and related employees to the Company was substantially completed in the second quarter of 1997.

3.   BUSINESS COMBINATION AND SETTLEMENT

     On May 3, 1994, the Company completed the purchase of all of the outstanding stock of United Wagering Systems, Inc. ("UWS"), which included United Tote and Sunland Park. The original purchase price included the issuance of $10,000,000 notes, payable over a three-year period.

     During the fourth quarter 1994 and the first quarter 1995, certain negative developments affecting United Tote and the pari-mutuel wagering industry became increasingly apparent. During 1995, the Company did not pay principal and interest obligations under the terms of the promissory notes to the sellers. On March 25, 1996, the Company reached an agreement with the sellers settling all outstanding claims and disputes, including dismissal of all outstanding litigation, resulting in a $4,014,000 extraordinary gain on debt extinguishment.

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

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


4.   INVENTORIES

     A summary of inventory follows:

                                                        June 30,           December 31,
                                                          1997                 1996
                                                          ----                 ----

         Manufacturing:
              Raw materials                            $4,984,000            5,462,000
              Work-in-process                             393,000              733,000
              Finished goods                            7,103,000           11,322,000
         Ticket paper                                   2,049,000              610,000
         Customer service and other                       436,000              170,000
                                                      -----------           ----------
                                                      $14,965,000           18,297,000
                                                      ===========           ==========


5.   LONG-TERM DEBT

                                                                                          June 30,          December 31,
                                                                                            1997                1996
                                                                                            ----                ----

     Note payable at prime with interest only payments through 1998.  Thereafter due in monthly installments, including interest, through January 2004.
          Secured by certain  inventories,  property and  equipment,  intangible
          assets and treasury stock (see Note 2)                                         $26,263,000                ---
     8.25% note payable in monthly  installments,  including  interest,  through
          September 2001 (see Note 3)                                                      5,290,000          5,729,000
     7.2% to 11.0% capital lease  obligations,  due in monthly install- ments of
          $4,573 to $26,567  including  interest,  maturing  through  March 2002           1,785,000          1,753,000
     9.0% note  payable  in  monthly  installments  including  interest  through
          December 1998, secured by assets leased to others                                3,537,000          5,164,000
     LIBOR plus  2.25%  notes  payable  in  equivalent  monthly  installments of
          $250,000  plus interest  through  February  1998.  Secured by stock of
          certain subsidiaries                                                             4,270,000          7,270,000
                                                                                         -----------         ----------

                                                                                          41,145,000         19,916,000

     Less current installments                                                             8,646,000         10,604,000
                                                                                         -----------         ----------

     Long-term debt, excluding current installments                                      $32,499,000          9,312,000
                                                                                         ===========         ==========

     The aggregate maturities of long-term debt are as follows:

     Twelve months ending June 30,
          1998                                                    $8,646,000
          1999                                                     4,124,000
          2000                                                     6,431,000
          2001                                                     6,450,000
          2002                                                     5,896,000
          Thereafter                                               9,598,000
                                                                  ==========

     The Company maintains a revolving line of credit with First Bank, N.A. Of the $19,500,000 line, $9,500,000 is committed under the Company's bonding program and $10,000,000 is available for working capital. At June 30, 1997, the full $10,000,000 was available for the Company to draw on.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS AND CONTINGENCIES

     The Company periodically sells notes receivable from gaming machine equipment sales to banks and other third parties. The notes are secured by the underlying equipment. The receivables sold are subject to recourse provisions in the event of default by the primary obligor. The outstanding balance of the notes receivable sold with recourse was approximately $2,707,000 at June 30, 1997. The Company has established reserves for estimated losses under the recourse provisions. At June 30, 1997, the Company had guaranteed or pledged security for the indebtedness of others in the amount of approximately $3,636,000 (including $2,707,000 notes receivable sold to banks and other third parties).

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

     The Company typically posts bid, litigation, and performance bonds for on-line lottery contracts. At June 30, 1997, the Company had collateral in support of the various bonds outstanding consisting of $3,350,000 of restricted deposits and $7,500,000 of irrevocable standby letters of credit. Should the Company fail to meet contractually specified obligations during the contract term, the lottery authority may assess damages and exercise its right to collect on the applicable bond. The Company has had disputes with customers over implementation schedules, deliverables and other issues. The Company works with these customers to resolve these differences; however, should the Company be unable to resolve any disputes in a mutually satisfactory manner, the Company may suffer negative consequences in its relationships with these and other customers and its pursuit of future business. The ultimate cost to the Company of such damages (if any) would be net of its claims under risk management policies.

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

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming legislation in the state. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 video gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until mid-1998. The Company has developed preliminary architectural plans for casino gaming at the racetrack facility.

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

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenue from the on-line lottery segment consists primarily of a contractual percentage of lottery ticket sales in seven states as well as revenue from installation and sales of on-line lottery equipment primarily in international markets. The segment experiences fluctuations in revenue levels based on relative sizes of jackpots, the number of terminals on-line and tickets sold in the states in which the Company operates and on the timing of on-line lottery equipment sales and installations. The Company expects on-line lottery services revenue to continue to be a significant component of its total revenues. On-line lottery revenue is generated by AWI.

     Revenue from the gaming machine and route operations segment consists of sales and lease of video gaming machines, sales of parts, central control site hardware and software, service of terminals, license fees, and from the operation of gaming machine routes. Route operations revenue consists primarily of gaming machine wagers net of pay-outs to patrons and state gaming taxes. Revenue from gaming machine sales is subject to potentially significant fluctuations. When and if new jurisdictions approve legislation for video lottery gaming operations or forms of casino gaming, and if the Company is awarded a contract in any such jurisdictions, the segment may experience a surge in sales revenue that may or may not decline dramatically depending on the jurisdiction and gaming venue. Gaming machine and route operations includes lease revenue which is derived from the lease of terminals to the Oregon, Rhode Island and Delaware lotteries. The Company expects video lottery and route operations revenue to continue to be a significant component of its total revenues. Gaming machine revenue is primarily generated by VLC.

     Revenue from wagering systems and racetrack operations is generated primarily from a contractual percentage of handle processed through computerized pari-mutuel wagering systems from approximately 120 contracts in North America, international sales and lease of pari-mutuel wagering systems, and ownership and operation of a racetrack in Sunland Park, New Mexico. While on-track attendance and handle from pari-mutuel wagering in the United States has markedly decreased over the last decade as jurisdictions have legalized other forms of gaming, there has also been a substantial increase in simulcast and off-track wagering handle during the same period. Due to the significant increase of alternate forms of gaming during the last several years, there can be no assurance that such historical patterns will remain the same in the future, nor can the Company predict the magnitude of any resulting net economic effects on these segments of its business. The Company expects wagering systems and racetrack operations revenue to be a significant component of total revenues. Wagering systems revenue is generated by United Tote. Racetrack operations revenue is generated by the Sunland Park, New Mexico Racetrack.

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

     Selling, general and administrative expenses consist of labor costs, professional fees, licenses and investigative fees, repairs and maintenance expense, promotion and advertising costs, occupancy and other costs, other than those included in costs and expenses applicable to the determination of gross profit as defined above or research and development as discussed below.

     Research and development costs represent costs incurred to gain and develop new knowledge applicable to the Company's various gaming systems inclusive of software and hardware technology. Included in the costs are labor, material, consulting, occupancy and other expenses associated with the research and

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


development  efforts.   Development  costs  are  capitalized  and  amortized  in
accordance with Statement of Financial Accounting Standards Board Statement No. 86 for certain software developed for sale or lease.

     Other charges include special and unusual charges recorded by the Company for restructurings, asset valuation impairments, liquidated damage assessments and other contract losses that are considered by the Company to be operating expenses not specifically attributable to normal individual segment revenues.

Second Quarter 1997 Compared with Second Quarter 1996
-----------------------------------------------------

     Consolidated revenue in the second quarter 1997 increased by $1.9 million, or 4%, to $47.1 million from $45.2 million in 1996. Overall gross profit decreased by $2.1 million, or 11%, to $17.4 million from $19.5 million in 1996. Consolidated net earnings were $.5 million in the second quarters ended June 30, 1997 and 1996. The decrease in the gross profit level reflects reductions in both the on-line lottery and gaming machine segments discussed below. In the second quarter 1996, the Company recorded approximately $2.2 million of pre-tax special charges related to disputes with on-line lottery customers.

                                 On-line Lottery

     Revenue from the on-line lottery subsidiary increased by $3.8 million, 17%, to $25.9 million from $22.1 million in the second quarter 1996. The increase reflects new sources of revenues from two customers as well as additional revenue from previously existing customers. The Company performed in excess of 40% of the work to install and implement an on-line lottery system in Chile for a new customer in the second quarter resulting in approximately $2.9 million of revenue. Additionally, operations under the contract with the Maryland Lottery commenced in the third quarter 1996 resulting in $ 2.1 million in revenue in the second quarter 1997. The Company sold an additional 500 on-line lottery terminals in Norway in the three months ended June 30, 1997 and experienced increased revenues from its contract with the Delaware Lottery for the operation of the gaming machine central system through the Company's MasterLink(R) Advanced Gaming System software technology. These gains in revenue generation were offset partially due to the expiration of the Company's contract with the State of Washington in June 1996.

     In 1996, the Company was named the successful bidder for a new on-line lottery contract by the Florida Lottery. The award is being protested by a competitor. If the award is upheld, the Company will begin negotiations of a new contract with the Florida Lottery. The existing contract had an initial expiration date of June 30, 1996. AWI is continuing the operation of the current on-line lottery system under the existing contract.

     The gross profit margin was 34% in the second quarter 1997 as compared to 42% in the second quarter 1996. The decrease is primarily attributable to lower margins attained on the revenues from the contract with the Maryland Lottery implemented in the third quarter 1996. The Company anticipates the gross profit margin levels to improve as the system operation matures; however, there can be no assurance of such improvements. The lower gross profit margins in the second quarter 1997 also reflect lower-than-normal fees for services provided by EDS in the second quarter 1996 in conjunction with the termination of agreements between the Company and EDS discussed earlier. The expiration of the Company's contract with the Washington Lottery in June 1996 also contributed to the decline in gross profit margins due to the relatively higher margin levels from the contract. The gross profit margin from equipment sales of $4.7 million was 36% in the second quarter 1997 as compared to 28% on $.4 million of sales in 1996.

                       Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment decreased by $1.8 million, or 12%, to $13.8 million from $15.6 million in 1996. The decrease reflects the 1996 sales of gaming machines and system equipment to Peru and Norway without corresponding sales in 1997.

     Revenue was recognized on shipments of 1,059 units in the second quarter 1997 as compared to 1,133 units in 1996. Included in the total units were 0 and 18 royalty unit sales in the quarters ended

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


June 30, 1997 and 1996, respectively. The Company had approximately 371 units at customer locations under trial arrangements at June 30, 1997. Revenue from leasing and revenue sharing arrangements was $2.5 million on 4,090 units in the second quarter 1997 as compared to $2.6 million on 5,765 units in 1996.

     The  following   table  reflects   domestic  and  foreign  revenue  sources
representing 10% or more of the segment's revenues for the second quarters of 1997 and 1996 (amounts in millions):

                                                           Three Months Ended June  30,
                                     -----------------------------------------------------------------
                                      1997                1996            $ Change            % Change
                                      ----                ----            --------            --------

     Domestic:
          Montana                    $ 1.6                 1.0                0.6                60.0
          Montana routes               4.3                 4.0                0.3                 7.5
          Oregon                       1.0                 1.4               (0.4)              (28.6)
          Other, combined              6.3                 3.9                2.4                61.5
                                     -----                ----               ----              ------
                                      13.2                10.3                2.9                28.2
                                     -----                ----               ----              ------
     Foreign:
          Norway                       ---                 1.8               (1.8)             (100.0)
          Peru                         ---                 2.6               (2.6)             (100.0)
          Other, combined              0.6                 0.9               (0.3)              (33.3)
                                     -----                ----               ----              ------
                                       0.6                 5.3               (4.7)              (88.7)
                                     -----                ----               ----              ------

                                     $13.8                15.6               (1.8)              (11.5)
                                     =====                ====               ====              ======

     The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue as well as royalty and lease revenues was 47% in the second quarter 1997 as compared to 50% in the second quarter 1996. The gross profit margin from route operations was 28% in the second quarters of 1997 and 1996.

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operation segments remained at approximately $7.5 million in the second quarters of 1997 and 1996. Decreased revenues due to customer racetrack closures were offset by increased revenues from new and existing customers. Revenues from the racetrack operations in Sunland Park, New Mexico was approximately $1.8 million in the second quarters of 1997 and 1996. Revenue from sales of wagering systems equipment was $.6 million in the second quarters of 1997 and 1996.

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming legislation in the state of New Mexico. On March 21, 1997 the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack. The bill allows, among other things, the operation of up to 300 gaming machines per facility for up to twelve hours per day. The legal and regulatory processes necessary to implement the gaming legislation are progressing as expected. The Company has developed preliminary architectural plans and performed additional market research in anticipation of a 1998 opening of casino operations at the racetrack facility.

     The gross profit margin from wagering systems service revenue was 37% in the second quarter 1997 as compared to 44% in 1996. The decrease is attributable to increased operating costs related to start-up of operations for live racing at Lone Star Park in Texas, the newest thoroughbred racetrack in North America as well as higher operating costs in certain other states. Also contributing to the decrease is the closure of two customer racetracks which carried relatively higher gross profit margins. The gross profit margin on wagering systems service revenue fluctuates primarily based on the pari-mutuel racing seasons of customer racetracks. Typically, the segment experiences relatively higher revenues and gross profit margins in the second and third quarters of the calendar year. Management does not anticipate this trend to change in the near future and does not anticipate any significant increase in gross profit margin levels on service revenue in the near future. The gross profit from equipment sales of $.6 million was 58% in the second quarter 1997 as compared to 40%

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


on $.6 million of sales in 1996. The Company experienced a negative gross profit from the racetrack operations of approximately $.1 million in the second quarters of 1997 and 1996.

                       Selling, General and Administrative

     Total selling, general and administrative (S,G&A) expenses were $7.5 million in the second quarters ended June 30, 1997 and 1996. As a percentage of revenues, S,G&A expenses were 16% in the second quarter 1997 as compared to 17% in the second quarter 1996.

                            Research and Development

     Research and development expense, net of amounts capitalized for the development of MasterLink(R) Advanced Gaming System software, was $2.3 million in the second quarter 1997 as compared to $1.9 million in the second quarter 1996. The Company capitalized $.3 million in the second quarter 1997 and $.9 million in 1996. Total research and development expenditures approximated 6% of consolidated revenues in the second quarters of 1997 and 1996. Management plans to continue to expend similar levels on product research and development in the foreseeable future.


Six Months Ended June 30, 1997 and 1996
---------------------------------------

     Consolidated revenues increased by $5.1 million, or 6%, to $95.1 million from $90.0 million in the first six months of 1996. All segments of the Company experienced higher revenue levels. The overall gross profit decreased by $.7 million (2%) to $35.4 million from $36.1 million in the six months ended June 30, 1996. The Company had net earnings before extraordinary items of $.8 million in the first six months of 1997 as compared to a net loss of $3.0 million in 1996. Included in the 1996 results of operations were special, pre-tax charges of $8.2 million related to the on-line lottery segment. Excluding the special charges, net of estimated tax benefits, the first six months of 1996 would have reflected net earnings before extraordinary items of approximately $2.0 million versus the loss of $ 3.0 million. The decreases in the gross profit level and earnings before extraordinary items is primarily attributable to the on-line lottery segment as discussed below.

                                 On-line Lottery

     Total revenues from the on-line lottery segment increased by $3.5 million, or 8%, to $48.9 million from $45.4 million in 1996. The increase reflects new sources of revenues from two customers as well as additional revenue from previously existing customers. The Company performed in excess of 40% of the work to install and implement an on-line lottery system in Chile for a new customer in the second quarter resulting in approximately $2.9 million of revenue. Additionally, the contract with the Maryland Lottery, which started-up in the third quarter 1996 resulted in $4.2 million of revenue in the first six months of 1997. The Company sold an additional 500 on-line lottery terminals in Norway in the six months ended June 30, 1997 and experienced increased revenues from its contract with the Delaware Lottery for the operation of the State's gaming machine central system through the Company's MasterLink(R) Advanced Gaming System software technology. These gains in revenue generation were offset partially by the expiration of the Company's contract with the State of Washington in June 1996 which generated approximately $5.5 million of revenue in the first six months of 1996.

     The gross profit margin in the on-line lottery segment was 34% in the first six months of 1997 as compared to 40% in the first six months of 1996. The decrease is primarily attributable to lower margins attained on the revenues from the contract with the Maryland Lottery implemented in the third quarter 1996. The Company anticipates the gross profit margin levels to improve as the system operation matures; however, there can be no assurance of such improvements. The lower gross profit margins in the first six months of 1997 also reflect lower-than-normal fees for services provided by EDS in the second quarter 1996 in conjunction with the termination of agreements between the Company and EDS in 1996, discussed in Note 2 to the Consolidated Financial Statements. The expiration of the Company's contract with the Washington Lottery in June 1996 also contributed to the decline in gross profit margins due to the relatively higher margin

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


levels from the contract. The gross profit margin from on-line lottery equipment and system sales was 37% on $5.5 million of revenue in the first six months of 1997 as compared to 43% on $.9 million of revenue in 1996.

                       Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment increased by $1.0 million, or 3%, to $31.5 million from $30.5 million in the first six months of 1996.

     Revenue was recognized on shipments of 3,657 units in the first six months of 1997 as compared to 2,507 units in 1996. Included in the total units were 75 and 120 royalty unit sales in the six months ended June 30, 1997 and 1996, respectively. Revenue from leasing and revenue sharing arrangements was $5.5 million in the first six months of 1997 as compared to $5.1 million in 1996.

     The  following   table  reflects   domestic  and  foreign  revenue  sources
representing 10% or more of the segment's revenues for the first six months of 1997 and 1996 (amounts in millions):

                                                           Six Months Ended June 30,
                                     -----------------------------------------------------------------
                                      1997                1996            $ Change            % Change
                                      ----                ----            --------            --------

     Domestic:
          Montana                    $ 2.2                 1.6                0.6                37.5
          Montana routes               8.7                 8.0                0.7                 8.8
          Oregon                       4.6                 3.1                1.5                48.4
          Other, combined             10.9                 6.1                4.8                78.7
                                     -----                ----               ----              ------
                                      26.4                18.8                7.6                40.4
                                     -----                ----               ----              ------
     Foreign:
          Quebec                       3.2                 2.0                1.2                60.0
          Peru                         ---                 3.5               (3.5)             (100.0)
          Other, combined              2.9                 6.2               (2.3)              (37.0)
                                     -----                ----               ----              ------
                                       5.1                11.7               (6.6)              (56.4)
                                     -----                ----               ----              ------

                                     $31.5                30.5                1.0                 3.3
                                     =====                ====               ====              ======

     The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue as well as royalty and lease revenues was 47% in the first six months of 1997 and 1996. The gross profit margin from route operations was 28% in the first six months of 1997 and 1996.

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operation segments was $14.7 million in the first six months of 1997 as compared to $14.1 million in 1996. Revenues from the racetrack operations in Sunland Park, New Mexico was $4.0 million in the first six months of 1997 as compared to $4.1 million in 1996. Revenue from sales of wagering systems equipment was $1.8 million in the first six months of 1997 as compared to $1.0 million in 1996.

     The gross profit margin from wagering systems service revenue was 35% in the first six months of 1997 as compared to 39% in 1996. The decrease is attributable to increased operating costs in the second quarter of 1997 related to start-up of operations for live racing at Lone Star Park in Texas, the newest thoroughbred racetrack in North America as well as higher operating costs in certain other states. Also contributing to the decrease is the closure of two customer racetracks which carried relatively higher gross profit margins. The gross profit margin on wagering systems service revenue fluctuates primarily based on the pari-mutuel racing seasons of customer racetracks. Typically, the segment experiences relatively higher revenues and gross profit margins in the second and third quarters of the calendar year. Management does not anticipate this trend to change in the near future and does not anticipate any significant increase gross profit margin levels on service revenue in the near future. The gross profit margin from equipment sales of $1.8 million was 51% in the first six months of 1997 as compared to 40% on $1.0 million of sales in 1996. The Company experienced a negative gross profit from the racetrack operations of approximately $.2 million in the first six months of 1997 and 1996.

                       Selling, General and Administrative

     Total selling, general and administrative (S,G&A) expenses were $15.2 million in the six months ended June 30, 1997 and 1996. As a percentage of revenues, S,G&A expenses were 16% in the first six months of 1997 as compared to 17% in 1996.

                            Research and Development

     Research and development expense, net of amounts capitalized for the development of MasterLink(R) Advanced Gaming System software, was $4.8 million in the first six months of 1997 as compared to $3.1 million in 1996. The Company capitalized $.5 million in the first six months of 1997 and $3.1 million in 1996. Total research and development expenditures approximated 7% of consolidated revenues in the first six months of 1997 and 8% of consolidated revenues in 1996.

Liquidity and Capital Resources
-------------------------------

     Working capital, defined as current assets less current liabilities, decreased by $3.1 million to $25.0 million at June 30, 1997 from $28.1 million at December 31, 1996 as current assets were used to pay down long-term debt. Cash generated from operations of $26.4 million in the six months ended June 30, 1997 was used to repay interest-bearing debt of approximately $12.7 million and invest in additional long-lived capital assets of approximately $5.5 million and increase cash balances by $8.2 million to a balance of $12.5 million at June 30, 1997.

     Inventory levels decreased by $3.3 million to $15.0 million from $18.3 million at December 31, 1996. The reduction primarily reflects sales of on-line lottery equipment to international jurisdictions.

     Management believes that its position to obtain capital resources improved during the first six months of 1997 as a result of the Company's improved cash and debt positions. Total liabilities decreased by $16.6 million in the first six months of 1997 due to the settlement between the Company and EDS and due to the repayments made on interest-bearing debt noted above. Included in the repayments of interest-bearing debt in the first six months of 1997, is the pay-down of the Company's revolving line of credit with First Bank, N.A. Of the $19.5 million revolving line of credit, $9.5 million is committed to the Company's bonding program and $10.0 million is available for working capital needs. At June 30, 1997 the full $10.0 million was available for the Company.

     In 1996, the Company was named the successful bidder for a new on-line lottery contract by the Florida Lottery. The award is being protested by a competitor. If the award is upheld, the Company will begin negotiating a new contract which may require significant capital resources in advance of any anticipated capital generated by a new contract. Accordingly, the Company may need additional financing, the availability and the terms of which are subject to various uncertainties, with no assurance that such financing can be obtained.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

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

     On April 24, 1997, a subsidiary of the Company announced that the Nevada Gaming Commission unanimously approved VLC for permanent licensing to manufacture and distribute its gaming equipment in Nevada. The Company was also granted a slot route operator license to own and operate gaming machine routes in Nevada. VLC obtained temporary licensing in the state in 1995 and the Nevada Gaming Commission unanimously approved VLC's multi-game touchscreen machine, Winning Touch(R), for sale to Nevada casinos last April. The Winning Touch(R) machine embraces state-of-the-art touchscreen technology pioneered by VLC and allows players to operate the game solely by touching the screen. Unlike other touchscreen machines currently on the market, Winning Touch(R) has no buttons and offers players an entire menu of games available on one machine. In addition, the Company's subsidiary, VLC, gained approval from the Ontario Gaming Control Commission as a casino gaming-related supplier authorized to sell its gaming devices in the province.

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

     On May 29, 1997, the Company's subsidiary, VLC, announced its participation in the newly opened Crown Casino in Melbourne, Australia. The $2.5 billion casino in downtown Melbourne opened May 8 is a complete entertainment facility containing 40 restaurants, 14 movie theaters, four night clubs, designer shops and a 1,000-room hotel. Of the 2,500 gaming machines in operation in the Crown Casino, VLC has supplied 450 Winning Touch(R) machines. Currently in Australia, VLC participates in the gaming markets in Victoria, South Australia, Northern Territory and West Australia. In Victoria, VLC has supplied 7,000 of the 24,000 total gaming machines in operation and in South Australia, VLC has supplied 1,000 of the 10,000 gaming machines in operation. VLC has been in the Australian market since 1992, and has placed machines in the Lassiters, Burswood, Adelaide and Crown casinos. VLC, which designed and installed the world's first state-wide gaming control system in 1989, has also installed four central control systems in the Australia states of Victoria, South Australia and Northern Territory. The control system links gaming machines to a central computer system providing control and monitoring of security, integrity and accounting data on a jurisdiction-wide basis.

     On June 4, 1997, the Company announced that AWI entered into a contract to provide its MasterLink(R) gaming technology and support services to an established lottery in Latin America in connection with a leading Latin American information technologies services company's contract to provide an on-line lottery system. The contract is expected to provide a minimum of $12 million in revenue for AWI over its eight-year term. Additional revenue is expected based on the planned expansion of the original system. In addition, the contract can be renewed for an additional five-year term. On June 20, 1997, AWI announced that the contract was executed with SONDA, S.A. and that AWI will be the sub-contractor to SONDA for its contract with Loteria de Concepcion, both of which are headquartered in Santiago, Chile, to upgrade the technology of an existing lottery. Loteria de Concepcion, the oldest lottery in Chile which began in 1921, provides revenue to the Red Cross, University de Concepcion and other educational institutions throughout Chile.

     On June 6, 1997, the Company's subsidiary, VLC, announced that the Mpumalanga Gaming Board approved VLC for a license to manufacture, maintain, and supply gaming devices to license holders in the Mpumalanga Province, South Africa.

     On June 19, 1997, VLC announced Nevada field trials for its new enhanced graphics Winning Touch(R) Power(TM) gaming machine. The field trials are taking place at Sam's Town Hotel & Gambling Hall in Las Vegas and the Holiday Hotel & Casino in Reno. The processing speed and capacity utilized in the Power Series(TM) surpasses that used in standard video gaming machines, enabling the Power Series(TM) to offer superior graphics and animation. The machine provides 256 colors from a palette of over one quarter million available colors and has sound capabilities which can reproduce virtually any music, voice, or other sound effects.

     On July 1, 1997 the Company announced that Richard M. Haddrill, President of the Company, has assumed the additional title and responsibility of Chief Executive Officer for the Company. On July 2, 1997, the Company announced organizational changes at the Company and at it subsidiaries AWI, United Tote and VLC. Chuck Brooke, the Company's Senior Vice President of Government Relations, will assume the additional responsibilities of Government Sales for all of the Company's subsidiaries, as well as direct Corporate Marketing and Public Relations for the Company. Ron Utterback has joined the Company as Vice President of International Sales. John Beach was appointed AWI's Chief Operating Officer and Bob Evers was appointed Vice President for Domestic Operations. Michael Eide, President of VLC, will also head up the development of the Company's new gaming business at Sunland Park Racetrack in New Mexico. Duane Frahm will become VLC's Vice President of Sales based in Bozeman. Don Fuller has been promoted to Chief Operating Officer of United Tote. Bob Campbell, previously with AmTote, was made Vice President of Operations at United Tote, and Kit Kotz, formerly with AutoTote, will serve as legal counsel for United Tote. Additionally, in May 1997, Susan J. Carstensen was made Chief Financial Officer and Dennis V. Gallagher was made Secretary of VLT.

     On July 7, 1997, the Company's subsidiary, VLC, announced that Mick D. Roemer, a former senior executive with International Game Technology, will be joining VLC as Vice President of Nevada Sales and Operations based in Las Vegas.

     On July 9, 1997, the Company's subsidiary, VLC, announced that Casiloc Inc., a subsidiary of Loto Quebec, had ordered 1,175 Winning Touch(R) gaming machines and approximately 5,000 bill acceptor assemblies. The gaming machines will be assembled in Quebec. The order represents a total purchase price in excess of $10 million. Currently, VLC supplies Winning Touch(R) video gaming machines to seven of the eight Canadian provinces that allow video lottery. Winning Touch(R) machines comprise more than one-third of all gaming machines operated throughout Canadian video lottery programs. Additionally, VLC provides wide area central control systems to five of the eight Canadian provinces, including Quebec.

     On July 29, 1997 the Company's subsidiary, AWI, announced the successful conversion of the Norsk Tipping AS Lottery's on-line games to AWI's new MasterLink(R) system with a transparent launch on Jun 16, 1997. The Norwegian Lottery now has its wide array of products including sports betting, lotto games and player registration operating on state-of-the-art IBM UNIX systems. The MasterLink(R) upgrade allows game construction through a parameter driven engine that facilitates new game introduction and changes allowing Norsk Tipping to remain in a leadership position in the lottery marketplace. The new technology also provides operational and maintenance benefits.

     On August 12, 1997 the Company's subsidiary, VLC, announced receipt of an order from South African Video Gaming Corp. (SAVGC) for 600 Winning Touch(R) gaming machines and the Company's VLC Advanced Gaming SystemTM, with annual maintenance, totaling approximately $4 million. SAVGC, associated with the South African Clothing and Textile Worker's Union, will be applying for several licenses to operate gaming machines and central control systems.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Listing of Exhibits

          EX-27 Financial Data Schedule (For SEC Use Only)

          EX-27.1 Financial Data Schedule - Restated (For SEC Use Only)

     b.   Reports on Form 8-K

          Form 8-K dated August 6, 1997, and exhibits, reporting the resignation of Board member William P. Lyons, Jr.

SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VIDEO LOTTERY TECHNOLOGIES, INC.



Date:   August 12, 1997             /S/ SUSAN J. CARSTENSEN
                                    --------------------------------------------
                                    Susan J. Carstensen, Chief Financial Officer
                                    (authorized to sign on behalf of Registrant)