Form 10-Q
period 1997-09-30
VIDEO LOTTERY TECHNOLOGIES INC/DE
filed 1997-11-12
CIK 875459

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)


  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR


     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
-----
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________


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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,325,396 shares of Common Stock, $.01 par value, outstanding as of September 30, 1997.

                        VIDEO LOTTERY TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION
------------------------------
                                                                            Page

ITEM 1.  Financial Statements

              Consolidated Statements of Earnings
              Nine Months Ended September 30, 1997 and 1996
              Three Months Ended September 30, 1997 and 1996                   4

              Consolidated Balance Sheets
              September 30, 1997 and December 31, 1996                         5

              Consolidated Statement of Stockholders' Equity
              Nine Months Ended September 30, 1997                             6

              Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1997 and 1996                    7

              Notes to Consolidated Financial Statements                       8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       13

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           20


PART II. OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings                                                    21

ITEM 2.  Changes in Securities                                                21

ITEM 3.  Defaults Upon Senior Securities                                      21

ITEM 4.  Submission of Matters to a Vote of Securities Holders                21

ITEM 5.  Other Information                                                    21

ITEM 6.  Exhibits and Reports on Form 8-K                                     22


Signatures                                                                    23

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                             STATEMENTS OF EARNINGS
                    (in thousands except for per share data)

                                                                Nine Months Ended                  Three Months Ended
                                                                  September 30,                      September 30,
                                                                  -------------                      -------------
                                                            1997                1996              1997              1996
                                                            ----                ----              ----              ----

REVENUES:
   On-line lottery                                        $ 71,671              65,790            22,764            20,437
   Gaming machine and route operations                      51,627              43,560            20,126            13,107
   Wagering systems and racetrack operations                21,322              21,534             6,585             7,390
                                                          --------             -------            ------            ------
     Total revenues                                        144,620             130,884            49,475            40,934
                                                          --------             -------            ------            ------

COSTS AND EXPENSES:
   On-line lottery                                          48,244              42,596            15,932            15,235
   Gaming machine and route operations                      28,790              23,283            12,235             7,222
   Wagering systems and racetrack operations                15,300              15,408             4,396             4,996
   Selling, general and administrative                      22,983              21,618             7,743             6,409
   Research and development                                  7,122               5,062             2,279             1,938
   Other charges                                               ---              12,935               ---             4,700
   Depreciation and amortization                            16,943              17,315             5,102             5,853
                                                          --------             -------            ------            ------
     Total costs and expenses                              139,382             138,217            47,687            46,353
                                                          --------             -------            ------            ------

Earnings (loss) from operations                              5,238              (7,333)            1,788            (5,419)
                                                          --------             -------            ------            ------

OTHER INCOME (EXPENSE):
   Interest and other income                                   709                 751               319               311
   Interest expense                                         (2,978)             (2,911)             (968)             (735)
                                                          --------             -------            ------            ------
                                                            (2,269)             (2,160)             (649)             (424)
                                                          --------             -------            ------            ------
Earnings (loss) before income taxes and
     extraordinary items                                     2,969              (9,493)            1,139            (5,843)

Income tax (expense) benefit                                (1,595)              1,198              (549)              532
                                                          --------             -------            ------            ------

Net earnings (loss) before extraordinary items               1,374              (8,295)              590            (5,311)

Reversal of provision for loss on discontinuance
     of wagering systems operations                            ---               5,482               ---             5,541
                                                          --------             -------            ------            ------

Net earnings (loss) before extraordinary items               1,374              (2,813)              590               230

Extraordinary gain, net                                     13,269               4,014               ---               ---
                                                          --------             -------            ------            ------

Net earnings (loss)                                       $ 14,643               1,201               590               230
                                                          ========             =======            ======            ======

Net earnings (loss) per share:
     Before extraordinary items                              $ .13                (.66)              .06               .02
      Discontinued operations                                  ---                 .44               ---               ---
     From extraordinary items                                 1.28                 .32               ---               ---
                                                             -----                ----              ----              ----
                                                             $1.41                 .10               .06               .02
                                                             =====                ====              ====              ====

Weighted average shares                                     10,406              12,598            10,524            12,595
                                                            ======              ======            ======            ======

          See accompanying notes to consolidated financial statements.
                                     - 4 -

                 VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                        (in thousands except share data)

                                                                                       September 30,      December 31,
                                                                                            1997               1996
                                                                                            ----               ----

ASSETS
     Current assets:
         Cash and cash equivalents                                                       $ 18,048              4,322
         Restricted short-term deposits                                                       765              1,364
         Accounts receivable, net                                                          21,863             19,353
         Current installments of notes receivable, net                                      2,559              2,818
         Inventories                                                                       14,354             18,297
         Prepaid expenses                                                                   1,418              1,027
         Income tax refund receivable                                                         ---              3,551
         Deferred income taxes                                                             11,178             15,500
                                                                                         --------            -------
     Total current assets                                                                  70,185             66,232
                                                                                         --------            -------

     Property, plant and equipment                                                        150,991            153,124
         Less accumulated depreciation                                                    (84,715)           (78,417)
                                                                                         --------            -------
              Net property, plant and equipment                                            66,276             74,707
                                                                                         --------            -------

     Restricted cash deposits                                                               2,437              2,521
     Notes receivable, excluding current installments                                       2,718              2,216
     Goodwill, net9,519                                                                    10,134
     Intangible and other assets, net                                                      11,513             12,233
                                                                                         --------            -------
                                                                                         $162,648            168,043
                                                                                         ========            =======
LIABILITIES
     Current liabilities:
         Notes payable                                                                   $    ---              7,650
         Current installments of long-term debt                                             6,095             10,604
         Accounts payable                                                                   5,275              6,646
         Accrued expenses                                                                  24,612             13,249
         Income taxes payable                                                               4,499                ---
                                                                                         --------            -------
              Total current liabilities                                                    40,481             38,149
                                                                                         --------            -------

     Long-term debt, excluding current installments                                        32,028              9,312
     Other liabilities                                                                        ---             38,025
     Deferred income taxes                                                                 12,032             10,326
                                                                                         --------            -------
              Total liabilities                                                            84,541             95,812
                                                                                         --------            -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value.  Authorized 10,000,000
         shares; no shares issued                                                             ---                ---
     Series A Junior Preferred stock, $.01 par value, convertible
         non-cumulative.  Authorized 1,912,728 shares                                          19                 19
     Common stock, $.01 par value.  Authorized 25,000,000
         shares                                                                               109                108
     Paid-in capital                                                                       88,847             97,765
     Deferred restricted stock compensation                                                  (267)              (417)
     Accumulated deficit                                                                  (10,601)           (25,244)
                                                                                         --------            -------
              Total stockholders' equity                                                   78,107             72,231
                                                                                         --------            -------
                                                                                         $162,648            168,043
                                                                                         ========            =======

          See accompanying notes to consolidated financial statements.
                                     - 5 -

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

---------------------------------------------------------------------------------------------------------------------

                              Series A                                       Restricted                     Total
                             Preferred          Common                         Stock         Accumu-        Stock-
                               Stock             Stock          Paid-in       Compen-         lated        holders'
                             par value         par value        Capital        sation        Deficit        Equity
---------------------------------------------------------------------------------------------------------------------

December 31,                     $19                108          97,765           (417)      (25,244)        72,231
  1996

Net earnings                     ---                ---             ---            ---        14,643         14,643

Stock options
 exercised/shares                ---                  1             182            ---           ---            183
 issued

Shares redeemed
 pursuant to EDS                 ---                ---          (9,100)           ---           ---         (9,100)
 settlement

Amortization of
 deferred
 restricted stock               ---                 ---             ---            150           ---            150
 compensation
                                ---                 ---          ------           ----       -------         ------

September 30,
 1997                           $19                 109          88,847           (267)      (10,601)        78,107
                                ===                 ===          ======           ====       =======         ======

--------------------------------------------------------------------------------------------------------------------



1997 Share Data

                                                                                                Treasury Stock
                                                                                  ---------------------------------
                                    Series A                 Common                  Series A                Common
Balance                       Preferred Stock Issued      Stock Issued            Preferred Stock            Stock
-------                       ----------------------      ------------            ---------------            -----

Beginning of period                    1,913                  10,829                    ---                   ---
Stock options exercised/
   shares issued                         ---                      42                    ---                   ---
Shares redeemed pursuant
   to EDS settlement                     ---                     ---                 (1,913)                 (545)
                                       -----                  ------                 ------                  ----

End of period                          1,913                  10,871                 (1,913)                 (545)
                                       =====                  ======                 ======                  ====

          See accompanying notes to consolidated financial statements.
                                     - 6 -

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Nine Months Ended September 30,
                                                                                         -------------------------------
                                                                                            1997                1996
                                                                                            ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                          $14,642              1,201
         Adjustments to reconcile net earnings to net cash
           provided by operating activities:
              Reversal of provision for loss on discontinuance
               of operations                                                                   ---             (5,482)
              Depreciation and amortization                                                 16,943             17,315
              Other charges                                                                    ---             12,935
              Extraordinary gain, net                                                      (13,269)            (4,014)
              Other, net                                                                       211                ---
     Changes in operating assets and liabilities:
         Receivables, net                                                                   (2,678)            (2,845)
         Inventories                                                                         7,296             (4,109)
         Prepaid expenses                                                                     (391)              (244)
         Accounts payable                                                                   (1,371)             1,658
         Due to EDS                                                                            ---             26,495
         Accrued expenses                                                                    9,397             (5,749)
         Income taxes                                                                        5,397             (1,060)
                                                                                           -------            -------
Net cash provided by operating activities                                                   36,177             36,101
                                                                                           -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                               (5,824)           (23,928)
         Expenditures on intangible and other non-current assets                            (1,511)            (9,860)
         Proceeds from sales of equipment                                                       87                 22
         Restricted cash deposits                                                              560              2,150
                                                                                           -------            -------

Net cash used in investing activities                                                       (6,688)           (31,616)
                                                                                           -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments on notes payable                                                      (7,650)              (750)
         Proceeds from issuance of long-term debt                                              643              4,364
         Repayments of long-term debt                                                       (8,812)            (9,307)
         Proceeds from stock options exercised                                                  56                ---
                                                                                           -------            -------

Net cash used in financing activities                                                      (15,763)            (5,693)
                                                                                           -------            -------

Net increase (decrease) in cash and cash equivalents                                        13,726             (1,208)

Cash and cash equivalents, beginning of period                                               4,322              1,993
                                                                                           -------            -------

Cash and cash equivalents, end of period                                                   $18,048                785
                                                                                           =======            =======

          See accompanying notes to consolidated financial statements.
                                     - 7 -

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Presentation

          The consolidated financial statements include the accounts of Video Lottery Technologies, Inc. and its subsidiaries (collectively the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

          The consolidated balance sheet as of September 30, 1997 and the consolidated statements of operations and cash flows for the nine-month periods ended September 30, 1997 and 1996 and the consolidated statement of stockholders' equity for the nine-month period ended September 30, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made. The December 31, 1996 consolidated balance sheet was derived from consolidated financial statements audited by KPMG Peat Marwick LLP in connection with the Company's annual audit.

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

     c.   Accounting Pronouncements Not Yet Adopted

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which simplifies the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. SFAS No. 128 replaces Accounting Principles Board Opinion 15 and is effective for financial statements issued for periods ending after December 15, 1997. The Company has a complex capital structure per SFAS No. 128. Consequently, the generation of earnings from continuing operations will result in a dual presentation of basic and diluted EPS. The Statement requires restatement of prior period EPS presentations.

          In June  1997,  the FASB  issued  SFAS  No.  131,  "Disclosures  about
     Segments of an Enterprise and Related Information." Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

2.   EDS SETTLEMENT

     In January 1994, Electronic Data Systems Corporation ("EDS") purchased 545,454 shares of the Company's Common Stock and 1,912,728 shares of the Company's Series A Junior Preferred Stock ("Series A Preferred Stock"), each at a share price of $27.50. The Series A Preferred Stock was convertible to an equal number of shares of Common Stock after ninety days prior written notice.

     In conjunction with the stock sale to EDS in 1994, the Company entered into a ten-year agreement with EDS which, among other things, called for EDS to provide to the Company enhanced computing, communications, system and engineering and field maintenance services under the lottery services subsidiary's on-line lottery contracts. In 1996, the Company withheld certain payments to EDS primarily due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the contract with EDS was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other and agreed to transition the EDS services to the Company. The settlement resulted in a net of taxes extraordinary gain on debt extinguishment of approximately $13,269,000 for the Company. The terms of the settlement include the repurchase by the Company of all of the Common and Series A Preferred Stock owned by EDS (545,454 common and 1,912,728 preferred shares), the return to the Company of certain inventories (approximately $1,200,000) and property, plant and equipment (approximately $2,700,000) used in the provision of EDS services to on-line lottery customers and the extinguishment of approximately $38,000,000 of outstanding fees in return for a note payable with a present value of $26,100,000. The note payable calls for interest payments only for the first two years and principal and interest payments in years three through seven (maturity). The note is secured by the 2,458,182 shares of repurchased Common Stock and Series A Preferred Stock, certain inventories, fixed assets and software technology and carries prepayment provisions upon the disposal of substantially all the assets or stock of the Company or certain of its subsidiaries. The transition of the EDS services and related employees to the Company was substantially completed in the second quarter of 1997.

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

     The Company, in the fourth quarter 1995, decided to sell UWS, exclusive of Sunland Park; however, due to operational improvements and industry and market conditions, the Company subsequently decided to no longer actively pursue the disposal of the wagering systems segment. In accordance with the requirements outlined in Financial Accounting Standards Board Emerging Issues Task Force issue No. 90-16 "Accounting for Discontinued Operations Subsequently Retained," the results of operations of the wagering systems segment have been reclassified to continuing operations in all periods presented.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

4.   INVENTORIES

     A summary of inventory follows:

                                                                                        September 30,         December 31,
                                                                                             1997                 1996
                                                                                             ----                 ----

     Manufacturing:
        Raw materials                                                                     $5,278,000            5,462,000
        Work-in-process                                                                      330,000              733,000
        Finished goods                                                                     6,779,000           11,322,000
     Ticket paper                                                                          1,547,000              610,000
     Customer service and other                                                              420,000              170,000
                                                                                         -----------           ----------
                                                                                         $14,354,000           18,297,000
                                                                                         ===========           ==========

5.   LONG-TERM DEBT

                                                                                        September 30,          December 31,
                                                                                            1997                  1996
                                                                                            ----                  ----

     Note payable at prime with interest only payments through 1998.  Thereafter due in monthly installments, including interest, through January 2004.
          Secured by certain  inventories,  property and  equipment,  intangible
          assets and treasury stock (see Note 2                                          $25,738,000                   ---
     8.25% note  payable in monthly  installments, including  interest,  through
          September 2001 (see Note 3)                                                      5,115,000             5,729,000
     7.2% to 11.0% capital lease  obligations,  due in monthly install- ments of
          $4,573 to $26,567 including interest, maturing through May 2002                  1,314,000             1,753,000
     9.0% note  payable  in  monthly  installments  including  interest  through
          December 1998, secured by assets leased to others                                3,186,000             5,164,000

     LIBOR plus  3.25%  notes  payable  in  equivalent  monthly installments  of
          $250,000  plus interest  through  February  1998.  Secured by stock of
          certain subsidiaries                                                             2,770,000             7,270,000
                                                                                         -----------            ----------

                                                                                          38,123,000            19,916,000

     Less current installments                                                             6,095,000            10,604,000
                                                                                         -----------            ----------

     Long-term debt, excluding current installments                                      $32,028,000             9,312,000
                                                                                         ===========            ==========

     The aggregate maturities of long-term debt are as follows:

     Twelve months ending September 30,
              1998                                                    $6,095,000
              1999                                                     6,299,000
              2000                                                     7,165,000
              2001                                                     6,646,000
              2002                                                     5,808,000
              Thereafter                                               6,110,000
                                                                      ==========

The Company maintains a $19,500,000 revolving line of credit with First Bank, N.A., of which $9,500,000 is committed under the Company's bonding program and the balance of $10,000,000 is available for working capital. At September 30, 1997, the full $10,000,000 was available to the Company to draw on.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

6.   COMMITMENTS AND CONTINGENCIES

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming legislation in the state. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until mid-1998. The Company has had architectural plans developed for casino gaming at the racetrack facility and has initiated construction. Current plans call for approximately $8,000,000 of capital expenditures for facility enhancements, gaming machines and related equipment.

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

     The Company periodically sells notes receivable from gaming machine equipment sales to banks and other third parties. The notes are secured by the underlying equipment. The receivables sold are subject to recourse provisions in the event of default by the primary obligor. The outstanding balance of the notes receivable sold with recourse was approximately $2,962,000 at September 30, 1997. The Company has established reserves for estimated losses under the recourse provisions. At September 30, 1997, the Company had guaranteed or pledged security for the indebtedness of others in the amount of approximately $3,860,000 (including $2,962,000 notes receivable sold to banks and other third parties).

     The Company typically posts bid, litigation, and performance bonds for on-line lottery contracts. At September 30, 1997, the Company had collateral in support of the various bonds outstanding consisting of $2,750,000 of restricted deposits and $9,500,000 of irrevocable standby letters of credit. First Bank, N. A., requires the Company to maintain $2,000,000 of restricted deposits as collateral for the irrevocable letters of credit. Should the Company fail to meet contractually specified obligations during the contract term, the lottery authority may assess damages and exercise its right to collect on the applicable bond. The Company has had disputes with customers over implementation schedules, deliverables and other issues. The Company works with these customers to resolve these differences; however, should the Company be unable to resolve any disputes in a mutually satisfactory manner, the Company may suffer negative consequences in its relationships with these and other customers and its pursuit of future business. The ultimate cost to the Company of such damages (if any) would be net of its claims under risk management policies.

     Historically, the Company has met its cash flow requirements primarily with cash provided by operations, public offerings of equity securities, and from borrowings from financial institutions. The Company, in 1996, was named the successful bidder for a new on-line lottery contract with the Florida lottery. The award by the Florida Lottery was unsuccessfully protested by a competitor, and the competitor has filed an appeal which has delayed contract negotiations. The existing contract had an expiration date of June 30, 1996. AWI is continuing the operation of the current on-line lottery system under the terms of the expired contract under temporary extension. The Company has submitted a bid to the Pennsylvania Lottery for an on-line lottery contract to replace the contract the Company currently has with the lottery. The current contract expires in December 1998. Sizable capital expenditures in excess of current capital sources may be required in advance of any anticipated capital generated by a new Florida or

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

Pennsylvania contract. Accordingly, the Company may need additional financing, the availability and the terms of which are subject to various uncertainties, with no assurance that such financing can be obtained.

     A significant percentage of the Company's consolidated revenues are derived from sales to customers in jurisdictions that have enacted legislation permitting various types of gaming. Such enacted legislation may change due to political and/or economic conditions within the jurisdiction which could have a material adverse effect upon the Company's financial position and results of future operations.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not have a material adverse effect on its consolidated financial position or results of operations.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenue from the on-line lottery segment consists primarily of a contractual percentage of lottery ticket sales in seven states as well as revenue from installation and sales of on-line lottery systems and equipment, primarily in international markets. The segment experiences fluctuations in revenue levels based on relative sizes of awards or jackpots, the number of terminals on-line and tickets sold in the states in which the Company operates and on the timing of on-line lottery systems and equipment sales and installations. The Company expects on-line lottery services revenue to continue to be a significant component of its total revenues. On-line lottery revenue is generated by AWI.

     Revenue from the gaming machine and route operations segment consists of sales, service and lease of video gaming machines, sales of parts, central control system site hardware and software, license fees, and from the operation of gaming machine routes. Route operations revenue consists primarily of gaming machine wagers net of pay-outs to patrons and state gaming taxes. Revenue from gaming machine sales is subject to potentially significant fluctuations due to the timing of orders from new jurisdictions, timing of replacement orders or expansion or contraction of gaming in jurisdictions in which the Company is licensed. The Company expects gaming machine and route operations revenue to continue to be a significant component of its total revenues. Gaming machine revenue is primarily generated by VLC.

     Revenue from wagering systems and racetrack operations is generated primarily from a percentage of handle processed through computerized pari-mutuel wagering systems from approximately 120 racetracks in North America, international sales and lease of pari-mutuel wagering systems, and ownership and operation of a racetrack in Sunland Park, New Mexico. While on-track attendance and handle from pari-mutuel wagering in the United States has markedly decreased over the last decade as jurisdictions have legalized other forms of gaming, there has been a substantial increase in simulcast and off-track wagering handle during the same period. Due to the significant increase of alternate forms of gaming during the last several years, there can be no assurance that such historical patterns will remain the same in the future, nor can the Company predict the magnitude of any resulting net economic effects on these segments of its business. The Company expects the revenue from the wagering systems and racetrack operations segments to be a significant component of total revenues. Wagering systems revenue is generated by United Tote. Racetrack operations revenue is generated by Sunland Park.

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

    Research and development costs represent costs incurred to gain and develop new knowledge applicable to the Company's various gaming systems including software and hardware technology. Included in the costs are labor, material, consulting, occupancy and other expenses associated with the

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


research  and  development  efforts.   Development  costs  are  capitalized  and
amortized in accordance with Statement of Financial Accounting Standards Board Statement No. 86 for certain software developed for sale or lease.

     Other charges include special and unusual charges recorded by the Company for restructurings, asset valuation impairments, liquidated damage assessments and other contract losses that are considered by the Company to be operating expenses not specifically attributable to normal individual segment revenues.

Third Quarter 1997 Compared with Third Quarter 1996
---------------------------------------------------

     Consolidated revenue in the third quarter 1997 increased by $8.5 million, or 21%, to $49.5 million from $41.0 million in 1996. Overall gross profit increased by $3.4 million, or 25%, to $16.9 million from $13.5 million in 1996. Consolidated net earnings were $.6 million in the third quarter 1997 and $.2 million in 1996. The increase in the gross profit level reflects increases in both the on-line lottery and gaming machine segments discussed below. In the third quarter 1996, the Company recorded approximately $4.7 million of pre-tax special charges related to disputes with on-line lottery customers and asset impairments in the wagering systems segment. The Company also recorded the reversal of a $5.5 provision for loss on discontinuance of the wagering systems segment. Excluding the special charges and reversal of loss provision, the Company would have experienced a net loss of approximately $2.5 million in the third quarter 1996.

                                 On-line Lottery

     Revenue from the on-line lottery subsidiary increased by $2.3 million, 11%, to $22.7 million from $20.4 million in the third quarter of 1996. Revenues from on-line lottery equipment and system sales were $2.1 million in the third quarter 1997 as compared to $1.7 million in 1996. The increase reflects revenues from new customers as well as additional revenue from existing customers. The Company implemented an on-line lottery system in Chile for a new customer resulting in additional revenue from equipment and systems sales. Additionally, operations under the contract with the Maryland Lottery which commenced in the middle of the third quarter 1996 resulted in additional revenue to the Company in the third quarter 1997. These gains in revenue generation were partially offset by lower on-line lottery equipment sales in Norway.

     The gross profit margin from on-line lottery revenues was 30% in the third quarter 1997 as compared to 26% in the third quarter 1996. The 26% gross profit margin in 1996 reflects unusually high operating costs associated with the Company's relationship with EDS in 1996 coupled with relatively lower handle levels. The Company's contract with the Maryland Lottery is not resulting in gross profit levels the Company expected. The Company anticipates the gross profit margin levels to improve as the system operation matures; however, there can be no assurance of such improvements

     In 1996, the Company was named the successful bidder for a new on-line lottery contract with the Florida Lottery. The award by the Florida Lottery was unsuccessfully protested by a competitor, and the competitor has filed an appeal which has delayed contract negotiations. Under the new contract, AWI would provide services to the Florida Lottery for five more years with options for two extensions of two additional years each. The existing contract had an expiration date of June 30, 1996. AWI is continuing the operation of the current on-line lottery system under the terms of the expired contract under temporary extension.

     The Company has submitted a bid to the Pennsylvania Lottery for an on-line lottery contract to replace the contract the Company currently has with the lottery. The current contract expires in December 1998.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


                       Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment increased by $7.0 million, or 53%, to $20.1 million from $13.1 million in 1996.

     Revenue was recognized on shipments of 1,989 units in the third quarter 1997 as compared to 739 units in 1996. The Company had approximately 500 units at customer locations under trial arrangements at September 30, 1997. Trial units are recorded as inventory until sold. Revenue from leasing and revenue sharing arrangements was $3.0 million on 4,090 units in the third quarter 1997 as compared to $2.7 million on 5,765 units in 1996.

     In August 1997, the Company announced receipt of an order from South African Video Gaming Corp. (SAVGC) for 600 gaming machines and the Company's VLC Advanced Gaming System(TM) (AGS), with annual maintenance, totaling approximately $4 million. SAVGC is applying for several licenses to operate gaming machines and central control systems.

     In October 1997, the Company announced that VLC and Tabcorp Holdings Limited of Melbourne, Australia have entered into a long-term technology supply agreement regarding VLC's AGS. The agreement gives Tabcorp a non-exclusive license for VLC's AGS, including location and wide-area progressive jackpotting, in the state of Victoria, Australia. The initial phase of the agreement will provide approximately $3.5 million of revenue and may provide for additional fees for new jurisdictions and system enhancements.

     The  following   table  reflects   domestic  and  foreign  revenue  sources
representing 10% or more of the segment's revenues for the third quarters of 1997 and 1996 (amounts in millions):

                                                              Three Months Ended September  30,
                                             -----------------------------------------------------------------
                                             1997                1996            $ Change            % Change
                                             ----                ----            --------            --------

     Domestic:
          Montana                           $ 0.3                 0.9               (0.6)               (66.7)
          Montana routes                      4.5                 4.3                0.2                  4.7
          Oregon                              1.4                 1.7               (0.3)               (17.6)
          Other, combined                     7.4                 2.7                4.7                174.1
                                            -----                ----               ----
                                             13.6                 9.6                4.0                 41.7
                                            -----                ----               ----
     Foreign:
          Quebec                              5.6                 0.1                5.5                ---
          Other, combined                     0.9                 3.4               (2.5)               (73.5)
                                            -----                ----               ----
                                              6.5                 3.5                3.0                 85.7
                                            -----                ----               ----

                                            $20.1                13.1                7.0                 53.4
                                            =====                ====               ====                 ====

     The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue as well as royalty and lease revenues was 39% in the third quarter 1997 as compared to 45% in the third quarter 1996. The decline in the gross profit margin reflects the relatively higher revenue from sales to Quebec which carry a lower gross profit margin. The gross profit margin from route operations was 27% in the third quarter of 1997 and 28% in 1996.

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operation segments decreased by $.8 million, or 11%, to $6.6 million from $7.4 million in the third quarter of 1996. Decreased revenues due to customer racetrack closures were partially offset by increased revenues from new and existing customers. Revenue from sales of wagering systems equipment was $.4 million in the third quarter of 1997 and $.7 million in

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


1996. Revenue from the racetrack operations in Sunland Park, New Mexico was approximately $1.3 million in the third quarter of 1997 and $1.4 million in the third quarter of 1996.

     The gross profit margin on wagering systems service and equipment sales revenues was 40% in the third quarter 1997 as compared to 39% in the third quarter of 1996. The gross profit margin on wagering systems service revenue fluctuates primarily based on the pari-mutuel racing seasons of customer racetracks. Typically, the wagering systems segment experiences relatively higher revenues and gross profit margins in the second and third quarters of the calendar year. Management does not anticipate this trend to change in the near future and does not anticipate any significant increase in gross profit margin levels on service revenue in the near future. The gross profit margin from racetrack revenues was 7% in the third quarter 1997 and 4% in 1996. The gross profit margin improvement reflects management's efforts to reduce operating costs at the racetrack and restructure activities that historically resulted in lower profit margins.

     The pari-mutuel industry on-track attendance has experienced significant declines in the past decade partially replaced by an increase in off-track wagering and inter-track wagering. The Company views the integration of video gaming at pari-mutuel facilities as an area for continued growth as evidenced by gaming legislation currently being implemented in the state of New Mexico where the Company's racetrack is located.

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming legislation in the state. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until mid-1998. The Company has had architectural plans developed for casino gaming at the racetrack facility and has initiated construction. Current plans call for approximately $8,000,000 of capital expenditures for facility enhancements, gaming machines and related equipment.

                       Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses increased by $1.3 million to $7.7 million in the third quarter 1997 from $6.4 million in 1996. As a percentage of sales, SG&A remained at 16% in the comparative periods. The $1.3 million increase over 1996 levels includes increased personnel and administrative costs associated with the development of the Company's gaming machine sales and customer service efforts as well as increased infrastructure costs related to the transition of on-line lottery services from EDS to the Company in 1997. The Company expects SG&A costs to remain at or above current levels for the near future.

                            Research and Development

     Research and development expense, net of amounts capitalized for the development of MasterLink(R) Advanced Gaming System software, was $2.3 million in the third quarter 1997 as compared to $1.9 million in the third quarter 1996. The Company capitalized $.3 million in the third quarter 1997 and $1.0 million in 1996. Total research and development expenditures approximated 5% of consolidated revenues in the third quarter of 1997 and 7% in the third quarter of 1996. Management plans to continue to expend similar levels on product research and development in the foreseeable future.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


Nine Months Ended September 30, 1997 and 1996
---------------------------------------------

     Consolidated revenues increased by $13.7 million, or 10%, to $144.6 million from $130.9 million in the first nine months of 1996. The overall gross profit increased by $2.7 million, or 5%, to $52.3 million from $49.6 million in the nine months ended September 30, 1996. The Company had net earnings before extraordinary items of $1.4 million in the first nine months of 1997 as compared to a net loss of $8.3 million in the first nine months of 1996. Included in the 1996 results of operations were special, pre-tax charges of $12.9 million related to the on-line lottery segment. Excluding the special charges, net of estimated tax benefits, and extraordinary items, the first nine months of 1996 would have reflected a net loss of approximately $.5 million.

                                 On-line Lottery

     Total revenues from the on-line lottery segment increased by $5.9 million, or 9%, to $71.7 million from $65.8 million in 1996. Revenue from on-line lottery equipment and system sales was $7.6 million in the first nine months of 1997 as compared to $2.6 million in the first nine months of 1996. The increase reflects increased revenues from contracts with certain domestic on-line lotteries as well as additional revenue from the successful implementation of an on-line lottery system in Chile. The $5.9 million increase in on-line lottery revenues for the nine months ended September 30, 1997 is net of a $7.3 million decline attributable to two state contracts terminated in mid-1996. On-line lottery service revenues were $64.1 million in the nine months ended September 30, 1997 and $63.2 million in the nine months ended September 30, 1996. Revenues from equipment sales and on-line lottery system installations were $7.6 million in the nine months ended September 30, 1997 and $2.6 million in the nine months ended September 30, 1996.

     The gross profit margin on-line lottery revenues was 33% in the first nine months of 1997 as compared to 36% in the first nine months of 1996. The decrease is primarily attributable to lower margins attained on the revenues from the contract with the Maryland Lottery implemented in the third quarter 1996. The Company anticipates the gross profit margin levels to improve as the system operation matures; however, there can be no assurance of such improvements. The expiration of the Company's contract with the Washington Lottery in June 1996 also contributed to the decline in gross profit margins due to the relatively higher margin levels from that contract

                       Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment increased by $8.1 million, or 19%, to $51.6 million from $43.5 million in the first nine months of 1996.

     Revenue was recognized on shipments of 4,122 units in the first nine months of 1997 as compared to 3,252 units in 1996. Revenue from leasing and revenue sharing arrangements was $8.4 million in the first nine months of 1997 as compared to $7.7 million in 1996.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


     The  following   table  reflects   domestic  and  foreign  revenue  sources
representing 10% or more of the segment's revenues for the first nine months of 1997 and 1996 (amounts in millions):

                                                               Nine Months Ended September  30,
                                             -----------------------------------------------------------------
                                             1997                1996            $ Change            % Change
                                             ----                ----            --------            --------

     Domestic:
          Montana                           $ 2.6                 2.5                0.1                  4.0
          Montana routes                     13.2                12.2                1.0                  8.2
          Oregon                              6.1                 4.8                1.3                 27.1
          Other, combined                    18.0                 8.7                9.3                106.8
                                            -----                ----              -----
                                             39.9                28.2               11.7                 41.5
                                            -----                ----              -----
     Foreign:
          Quebec                              8.8                 2.0                6.8                340.0
          Other, combined                     2.9                13.3              (10.4)               (78.2)
                                            -----                ----              -----
                                             11.7                15.3               (3.6)               (23.5)
                                            -----                ----              -----

                                            $51.6                43.5                8.1                 18.6
                                            =====                ====              =====                =====

     The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue as well as royalty and lease revenues was 44% in the first nine months of 1997 and 47% in the first nine months of 1996. The decrease reflects relatively higher sales to Quebec which results in lower gross profit margins for the Company. The gross profit margin from route operations was 27% in the first nine months of 1997 and 29% in the first nine months of 1996.

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operation segments was $21.3 million in the first nine months of 1997 as compared to $21.5 million in 1996. Revenues from the racetrack operations in Sunland Park, New Mexico was $5.4 million in the first nine months of 1997 as compared to $5.5 million in the first nine months of 1996. Revenue from sales of wagering systems equipment was $2.1 million in the first nine months of 1997 as compared to $1.7 million in the first nine months of 1996.

     The gross profit margin from wagering systems service revenue was 37% in the first nine months of 1997 as compared to 39% in 1996. The decrease is attributable to increased operating costs in 1997 related to start-up of operations for live racing at Lone Star Park in Texas, the newest thoroughbred racetrack in North America as well as higher operating costs in certain other states. Also contributing to the decrease is the closure of two customer racetracks which carried relatively higher gross profit margins. Management does not anticipate any significant increase in gross profit margin levels on service revenue in the near future. The gross profit margin from equipment sales of $2.1 million was 49% in the first nine months of 1997 as compared to 40% on $1.7 million of sales in the first nine months of 1996. The Company experienced a negative gross profit from the racetrack operations of approximately $.1 million in the first nine months of 1997 and 1996.

                       Selling, General and Administrative

     Total selling, general and administrative (S,G&A) expenses were $23.0 million in the nine months ended September 30, 1997 and $21.6 million in the nine months ended September 30, 1996. As a percentage of revenues, S,G&A expenses were 16% in the first nine months of 1997 as compared to 17% in 1996. The $1.8 million increase over 1996 levels reflects increased personnel and related administrative costs associated with the development of the Company's gaming machine sales and customer service efforts as well as increased infrastructure costs related to the transition of on-line lottery services from EDS to the Company.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


                            Research and Development

     Research and development expense, net of amounts capitalized for the development of MasterLink(R) Advanced Gaming System software, was $7.1 million in the first nine months of 1997 as compared to $5.1 million in the same period in 1996. The Company capitalized $.8 million in the first nine months of 1997 and $3.6 million in 1996. Total research and development expenditures approximated 6% of consolidated revenues in the first nine months of 1997 and 7% of consolidated revenues in 1996.

Liquidity and Capital Resources
-------------------------------

     Working capital, defined as current assets less current liabilities, increased by $1.6 million to $29.7 million at September 30, 1997 from $28.1 million at December 31, 1996. Cash generated from operations of $36.2 million in the nine months ended September 30, 1997 was used to repay interest-bearing debt of approximately $16.5 million, invest in additional long-lived capital assets of approximately $7.3 million and increase cash and cash equivalent balances by $13.7 million to a balance of $18.0 million at September 30, 1997.

     Inventory levels decreased by $3.9 million to $14.4 million from $18.3 million at December 31, 1996. The reduction primarily reflects sales of on-line lottery equipment to international jurisdictions.

     Management believes that its position to obtain capital resources improved during the first nine months of 1997 as a result of the Company's improved cash and debt positions. Total liabilities decreased by $11.3 million in the first nine months of 1997 due to the settlement between the Company and EDS and due to the repayments made on interest-bearing debt noted above. Included in the repayments of interest-bearing debt in the first nine months of 1997 is the pay-down of the Company's revolving line of credit with First Bank, N.A. Of the $19.5 million revolving line of credit, $9.5 million is committed to the Company's bonding program and $10.0 million is available for working capital needs. At September 30, 1997 the full $10.0 million was available to the Company. The Company's revolving line of credit agreement with First Bank, N.A. expires in February 1998. The Company expects to extend or replace the credit facility prior to its expiration; however, its extension or replacement cannot be assured.

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming legislation in the state. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until mid-1998. The Company has had architectural plans developed for casino gaming at the racetrack facility and has initiated construction. Current plans call for approximately $8,000,000 of capital expenditures for facility enhancements, gaming machines and related equipment.

     Historically, the Company has met its cash flow requirements primarily with cash provided by operations, public offerings of equity securities, and from borrowings from financial institutions. The Company, in 1996, was named the successful bidder for a new on-line lottery contract with the Florida Lottery. The award by the Florida Lottery was unsuccessfully protested by a competitor and the competitor has filed an appeal which has delayed contract negotiations. Under the new contract, AWI would provide services to the Florida Lottery for five more years with options for two extensions of two additional years each. The existing contract had an expiration date of June 30, 1996. AWI is continuing the operation of the current on-line lottery system under the terms of the expired contract under temporary extension. The Company has submitted a bid to the Pennsylvania Lottery for an on-line lottery contract to replace the contract the Company currently has with the lottery. The current contract expires in December

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


1998. Sizable capital expenditures in excess of current capital sources may be required in advance of any anticipated capital generated by a new Florida or Pennsylvania contract. Accordingly, the Company may need additional financing, the availability and the terms of which are subject to various uncertainties, with no assurance that such financing can be obtained.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No significant changes have occurred with regard to legal proceedings as disclosed in Part 1, Item 3, of the Company's December 31, 1996 Form 10-K except as follows:

     As previously reported, a class action, alleging violations of the federal antitrust laws, was filed in June 1994, in the federal district court in South Dakota against the Company and certain video lottery gaming machine operators in South Dakota by a group of other video lottery gaming machine operators, alleging, among other things, a combination and conspiracy to unlawfully restrain trade in video lottery gaming machines by fixing lease prices for such machines, allocating territories and refusing to deal with other operators. Unspecified treble damages were sought, along with injunctive relief to bar the alleged practices. On November 6, 1996, the South Dakota federal district court granted the Company's and other defendants' motion for summary judgment, dismissing, with prejudice, all claims of the plaintiffs in this matter. In December 1996, plaintiffs filed an appeal of this ruling with the Eighth Circuit of the U. S. Court of Appeals. On August 29, 1997, the court of appeals issued its opinion affirming the judgment of the district court which dismissed, with prejudice, all of the claims of the plaintiff. On September 29, 1997, the court of appeals issued an order denying the suggestion for rehearing en banc and rehearing by the panel as sought by the plaintiffs/appellants.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 5. OTHER INFORMATION

     On July 1, 1997 the Company announced that Richard M. Haddrill, President of the Company was elected to the additional position of Chief Executive Officer for the Company. On July 2, 1997, the Company announced organizational changes at the Company and at its subsidiaries AWI, United Tote and VLC. Chuck Brooke, the Company's Senior Vice President of Government Relations, will assume the additional responsibilities of Government Sales for all of the Company's subsidiaries, as well as direct Corporate Marketing and Public Relations for the Company. Ron Utterback has joined the Company as Vice President of International Sales. John Beach was appointed AWI's Chief Operating Officer and Bob Evers was appointed Vice President for Domestic Operations. Michael Eide, President of VLC, will also head up the development of the Company's new gaming business at Sunland Park Racetrack in New Mexico. Duane Frahm will become VLC's Vice President of Sales based in Bozeman. Don Fuller has been promoted to Chief Operating Officer of United Tote. Bob Campbell, previously with AmTote, was made Vice President of Operations at United Tote, and Kit Kotz, formerly with AutoTote, will serve as primary legal counsel for United Tote. Additionally, in May 1997, Susan J. Carstensen was appointed Chief Financial Officer and Dennis
V. Gallagher was appointed Secretary of the Company.

     On July 7, 1997, the Company's subsidiary, VLC, announced that Mick D. Roemer, a former senior executive with International Game Technology, will be joining VLC as Vice President of Nevada Sales and Operations based in Las Vegas.

                VIDEO LOTTERY TECHNOLOGIES, INC. AND SUBSIDIARIES


     On July 9, 1997, the Company's subsidiary, VLC, announced that Casiloc, Inc., a subsidiary of Loto Quebec, had ordered 1,175 Winning Touch(R) gaming machines and approximately 5,000 bill acceptor assemblies. The gaming machines will be assembled in Quebec. Currently, VLC supplies Winning Touch(R) video gaming machines to seven of the eight Canadian provinces that allow video lottery. Winning Touch(R) machines comprise more than one-third of all gaming machines operated throughout Canadian video lottery programs. Additionally, VLC provides wide area central control systems to five of the eight Canadian provinces, including Quebec.

     On July 29, 1997, the Company's subsidiary, AWI, announced the successful conversion of the Norsk Tipping AS Lottery's on-line games to AWI's new MasterLink(R) system. The Norwegian Lottery now has its wide array of products including sports betting, lotto games and player registration operating on state-of-the-art IBM UNIX systems.

     On August 12, 1997, the Company's subsidiary, VLC, announced receipt of an order from South African Video Gaming Corp. (SAVGC) for 600 Winning Touch(R) gaming machines and the Company's VLC Advanced Gaming System(TM).

     On September 25, 1997, the Company announced that AWI has completed the successful implementation of its MasterLink(R) on-line system in Chile, for the Loteria de Concepcion. The implementation was a cooperative effort by staff of the Loteria de Concepcion, SONDA, S.A. and AWI. Sales for the new Super 7 on-line game began on September 1, 1997, with the first draw occurring on September 7, 1997.

     On September 26, 1997, the Company's subsidiary, VLC of Nevada, Inc., announced that the Nevada Gaming Commission had unanimously approved the Company's Winning Touch(R) Power Series(TM) gaming machines.

     On October 13, 1997, the Company announced that VLC and Tabcorp Holdings Limited of Melbourne, Australia have entered into a long-term technology supply agreement regarding VLC's Advanced Gaming System(TM). The agreement gives Tabcorp a non-exclusive license for VLC's new AGS, including location and wide-area progressive jackpotting, in the state of Victoria, Australia. The agreement provides for additional fees for new jurisdictions and additional system capabilities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Listing of Exhibits

          EX-27 Financial Data Schedule (For SEC Use Only)

     b.   Reports on Form 8-K

          On August 6, 1997, the Company filed a current report on Form 8-K relating to the resignation of William P. Lyons as a Director of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VIDEO LOTTERY TECHNOLOGIES, INC.



Date:     November 11, 1997       /S/ SUSAN J. CARSTENSEN
                                    --------------------------------------------
                                    Susan J. Carstensen, Chief Financial Officer
                                    (authorized to sign on behalf of Registrant)