Form 10-K/A
period 1996-12-31
POWERHOUSE TECHNOLOGIES INC /DE
filed 1998-02-09
CIK 875459

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                              ---------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                           (PART II, ITEM 6, 7 AND 8)

(Mark One)
  X    Annual Report pursuant to Section 13 or 15(d) of the Securities  Exchange
-----
Act of 1934 for the fiscal year ended December 31, 1996 or


       Transition  Report pursuant  to  Section 13  or  15(d)  of the Securities
-----
Exchange Act of 1934 for the transition period from               to

Commission file number 0-19322

                          POWERHOUSE TECHNOLOGIES, INC.
              (Formerly known as Video Lottery Technologies, Inc.)
             (Exact name of registrant as specified in its charter)

                              ---------------------

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

     The number of shares outstanding of the registrant's common stock, $.01 par value ("Common Stock"), as of March 1, 1997, was 10,318,730.

                                TABLE OF CONTENTS


                                                                            Page

                                     PART II

ITEM 6.    Selected Financial Data                                             4
ITEM 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 6
ITEM 8.    Financial Statements and Supplementary Data                        17

Signatures                                                                    42

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

                                     PART II

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

                         Selected Financial Information
                  (Dollars in thousands, except per share data)

                                                             Years Ended December 31,
OPERATIONS DATA                                     1996           1995          1994          1993          1992
                                                    ----           ----          ----          ----          ----
REVENUES
On-line lottery                                   $ 88,843        91,653       101,559        115,544        51,552
Gaming machine and route operations                 60,186        61,398        68,571         59,069        59,299
Wagering systems and racetrack operations(1)        27,652        28,111        18,652            ---           ---
                                                  --------       -------       -------        -------       -------
         Total revenues                            176,681       181,162       188,782        174,613       110,851

COSTS AND EXPENSES
On-line lottery                                     59,333        59,438        62,397         67,985        32,757
Gaming machine and route operations                 32,911        35,992        39,815         35,074        37,219
Wagering systems and racetrack operations           20,104        22,286        13,992            ---           ---
Selling, general and administrative                 28,697        31,139        34,000         30,362        15,873
Research and development                             7,969         8,888         8,513          6,629         2,570
Other charges(2)                                    34,135         2,763        23,994            ---           ---
Depreciation and amortization                       23,822        22,587        20,694         18,033        10,351
                                                  --------       -------       -------        -------       -------
         Total costs and expenses                  206,971       183,093       203,405        158,083        98,770
                                                  --------       -------       -------        -------       -------

(Loss) earnings from operations                    (30,290)       (1,931)      (14,623)        16,530        12,081
Other income (expense)                              (2,694)       (1,833)         (242)        (9,032)          258
Income taxes benefit (expense)                       8,753           846        (1,303)        (3,152)       (3,990)
                                                  --------       -------       -------        -------       -------
Net (loss) earnings from continuing
     operations                                    (24,231)       (2,918)      (16,168)         4,346         8,349
Discontinued operations(1)                           5,482        (5,482)          ---            ---           ---
Extraordinary item                                   4,014           ---           ---            ---           ---
                                                  --------       -------       -------        -------       -------
Net (loss) earnings                               $(14,735)       (8,400)      (16,168)         4,346         8,349
                                                  ========       =======       ========     =========       =======

(Loss) earnings per share data:
Continuing operations                               $(2.27)         (.28)        (1.54)           .35           .74
Discontinued operations                                .51          (.51)          ---            ---           ---
Extraordinary item                                     .38           ---           ---            ---           ---
                                                    ------          ----       -------            ---          ----
                                                    $(1.38)         (.79)        (1.54)           .35           .74
                                                    ======          =====       ======            ===          ====

Weighted average shares(3)                          10,699        10,608        10,507         12,312        11,316
                                                    ======        ======        ======         ======        ======

OTHER DATA
     Adjusted EBITDA(4)                           $ 27,667        23,419        30,065         34,563        22,432
Cash provided (used) by:
     Operations                                   $ 18,702         1,943        12,167         31,354        19,882
     Investing activities                          (34,750)      (22,020)      (15,097)       (28,666)      (48,198)
     Financing activities                           18,378        18,199        (1,931)       (10,540)       42,963







                                                                               December 31,
BALANCE SHEET DATA                                  1996           1995          1994          1993          1992
                                                    ----           ----          ----          ----          ----

Working capital                                   $ 28,084        19,987        23,344         51,458        25,111
Total assets                                       168,043       165,851       174,032        139,513       150,029
Total long-term debt(5)
  (excluding current installments)                   9,312        12,885         9,060            855         3,006
Stockholders' equity                                72,231        86,448        94,112        108,215       103,435
                                                  ========       =======       =======        =======       =======

----------

(1) Wagering systems and racetrack operations revenue and costs since May 3, 1994. (See Note 2 to the Consolidated Financial Statements.)
(2) In 1996, the Company recorded approximately $34.1 million of special charges consisting of approximately $18.0 million for inventory write-downs primarily related to the on-line lottery segment, $8.4 million associated with on-line lottery customer disputes and contract liabilities , $4.6 million for impairment of intangible and other assets for an on-line lottery contract and $3.1 million related to the wagering systems segment. In 1995, the Company recorded approximately $2.8 million of special and other unusual charges associated with exit costs and charges and asset impairments related to five contracts. In 1994, the Company recorded approximately $24.0 million of special and other unusual charges consisting of $6.7 million related to inventory and international contract investments and $17.3 million for impairment of the goodwill attributable to the acquisition of UWS.
(3)  Common stock equivalents are excluded if antidilutive.
(4) Adjusted EBITDA consists of income from operations plus depreciation and amortization plus the special or other charges described in footnote 2. Adjusted EBITDA should not be construed as an alternative to net income or any other measure of the Company's performance under generally accepted accounting principles or to cash flows generated by operating, investing and financing activities as an indicator of the Company's cash flows or a measure of its liquidity. Management believes that Adjusted EBITDA is a useful adjunct to net income and other measurements under generally accepted accounting principles and is a conventionally used financial indicator.
(5) On January 30, 1997, the Company and EDS reached an agreement to settle certain outstanding all claims against each other. The agreement, among other things, provided for the extinguishment of outstanding fees of approximately $38.0 million in exchange for a note payable of approximately $26.1 million which amortizes between 1999 and 2004 and the return to the Company of approximately 2.5 million of the Company's preferred and common shares. The settlement resulted in an extraordinary gain of $13.3 million. (See Note 16 to the Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

     The following table presents for the years indicated, the percentage of revenues represented by certain operational data, as well as the percentage change in such items.

                                           Percentage (%) of Total Revenues
                                           --------------------------------    Percentage (%) Increase
                                                       Years Ended                    (Decrease)
                                                       December 31,            -----------------------
                                                       ------------            Year 1996     Year 1995
                                             1996       1995       1994        Over 1995     Over 1994
                                             ----       ----       ----        ---------     ---------

Revenues:
On-line lottery                               50.2       50.6       53.8           (3.1)        (9.7)
Gaming machine and route operations           34.0       33.9       36.3           (2.0)       (10.5)
Wagering systems and racetrack operations     15.8       15.5        9.9           (1.4)        50.3
                                             -----      -----      -----
                                             100.0      100.0      100.0           (2.5)        (4.0)
                                             -----      -----      -----

Costs and expenses:
On-line lottery                               33.6       32.8       33.1           (0.2)        (4.8)
Gaming machine and route operations           18.6       19.9       21.1           (8.6)        (9.5)
Wagering systems and racetrack operations     11.4       12.3        7.3           (9.9)        59.3
Selling, general and
   administrative                             16.2       17.1       18.0           (7.7)        (8.5)
Research and development                       4.5        4.9        4.5          (10.1)         4.7
Other charges                                 19.3        1.5       12.7        1,135.4        (88.3)
Depreciation and
   amortization                               13.5       12.5       11.0            5.3          9.2
                                             -----      -----      -----

                                             117.1      101.0      107.7           13.0        (10.0)
                                             -----      -----      -----

Loss from operations                         (17.1)      (1.0)      (7.7)       1,468.6        (87.0)

Other (expense) income, net                   (1.5)      (1.0)      (0.1)          50.0        800.0
                                             -----      -----      -----
Net loss before income taxes,
 discontinued operations and extraordinary
 items                                       (18.6)      (2.0)      (7.8)         789.2        (75.0)
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

     Other charges include special and unusual charges recorded by the Company for restructurings, asset valuation impairments, liquidated damage assessments and other contract losses. The Company excludes these other charges from the calculation of gross profit margin for each segment of the Company's operations due to their nature and the Company believes that the inclusion of such other charges in the determination of gross profit would not be indicative of past, current or anticipated future gross profit margins.

1996 Compared with 1995
-----------------------

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

     The Company experienced a decline in revenues from its contract with the Florida Lottery of approximately $5.0 million from 1995 levels as a result of lower lottery ticket sales and a reduction in the contractual fee percentage. The Florida Lottery contract accounted for approximately 34% or more of on-line lottery revenues in the last three years.

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

     The gross profit margin of the on-line lottery segment was 33% in 1996 as compared to 35% in 1995. The gross profit margin on services revenue in the on-line lottery segment was 33% in 1996 as compared to 36% in 1995. The decrease is primarily attributable to a contractual reduction in the fee structure with the Florida Lottery in 1996. Management does not anticipate significant fluctuations in gross profit margins in the near future. The gross profit margin on on-line central system and equipment sales was 24% and 20% in 1996 and 1995, respectively.

     The following describes the Company's accounting for "other" charges related to the on-line lottery segment. Other charges include charges for inventory impairments, restructurings, contract exit charges and long-lived asset impairments. The Company manufactures inventories for sale and lease as well as use in the provision of services under long-term contracts. Inventories purchased and manufactured for use in the provision of services are transferred to property, plant and equipment when installed pursuant to the terms of such long-term contracts. The inventory charges discussed below have been excluded from the determination of gross profit. Had these inventories been placed in service under long-term contracts, depreciation expense would have been recognized in accordance with the Company's accounting policy.

     In 1996, the Company recorded approximately $31.0 million of special charges related to the Company's on-line lottery segment, which consisted of $18.0 million for inventory reserves and write-downs, $8.4 million for penalties and contractual liabilities resulting from customer disputes and $4.6 million for impairment of intangible and other assets in connection with an on-line lottery contract. Approximately $9.8 million of the charges were recorded in the first nine months of 1996. $8.0 million of those charges related to customer disputes stemming from performance issues with EDS. The remaining $1.8 million recorded in the first nine months represented charges for inventory iimpairments. The $21.2 million of charges recorded in the fourth quarter of 1996 primarily related to impairments of inventories and intangible assets.

     During the three-year period ending December 31, 1996, the Company recorded approximately $22.7 million of charges representing impairments to on-line lottery equipment inventories. An aggressive revenue growth strategy in 1994 led the Company to procure significant levels of inventory in advance of obtaining a contract to operate an on-line lottery system in the United Kingdom. The Company was notified in May 1994 that the contract was awarded to a competitor. In the fourth quarter of 1994, the Company recorded a $4.1 million charge representing costs to retrofit inventories related to the United Kingdom procurement for which there was no other demand in the U. S. market. The Company anticipated demand from a customer in Norway for a portion of such inventories. The carrying value of inventories related to the on-line lottery segment was approximately $19.3 at December 31, 1994, and the Company believed that potential market opportunities at that time indicated that such inventory value would be recovered. In the second quarter of 1995, the Company recorded an additional $0.6 million charge to inventories due to a reduction in estimated demand by its Norway customer. The carrying value of inventories related to the on-line lottery segment was approximately $15.9 million at December 31, 1995, and potential sales opportunities in various international markets indicated
that the remaining value could be recovered. In the second quarter 1996, the Company recorded an additional charge of $1.1 million to inventories for another identified reduction in demand. In the fourth quarter of 1996, the Company determined that the remaining inventory related to the United Kingdom procurement had no remaining market value and charged to expense approximately $10.4 million. At December 31, 1996, inventories related to the on-line lottery segment had a carrying value of approximately $2.9 million.

     The Company's domestic growth strategy led to the contracts being awarded to the Company by the Arizona and Kentucky lottery authorities during 1995. The Arizona lottery system was implemented in late 1995. However, due to a number of factors, including a short development and installation period, the lottery had a number of deficiencies that contributed to the early termination of the contract by the Arizona Lottery in 1996. The Company recognized an impairment charge of $4.0 million on equipment inventory to reduce the carrying value to net realizable value for used equipment. Also in 1996, the Company and the Kentucky Lottery agreed to terminate efforts to finalize a contract. The Company incurred approximately $2.5 million that was charged to expense as a result of the agreement.

     The United Kingdom, Arizona and Kentucky on-line inventory, which the Company had planned to place in service to perform specific contracts, was reviewed in light of existing market conditions and written down to its estimated market value. Following these charges and write-offs attributable to unsuccessful business ventures, the Company revised its international strategy from selling long-term service agreements to one of selling on-line lottery equipment and licensing technology to use the equipment to partners who would operate the lottery system. While this strategy may result in lower revenues, costs of sales and operating profits, it is considered by management to be a more effective growth strategy.

     Domestically, the Company has adopted a strategy of selectively bidding opportunities where the customer requirements best fit with the Company's products and services. There can be no assurance that these revised strategies will be successful. In 1995, the Company recorded approximately $2.5 million of other charges associated with exit costs and asset impairments related to four contracts. These charges have been excluded from the determination of gross profit due to their nature, and they are not considered by the Company to be indicative of anticipated future gross profits.

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

     Revenue was recognized on delivery of 4,557 units in 1996 as compared to 7,772 in 1995. Included in the total units were approximately 917 and 1,562 of royalty unit sales in 1996 and 1995, respectively. Revenues from sales of units pursuant to royalty arrangements have minimal related direct costs. The Company previously earned revenues from sales of units under a royalty arrangement with an Australian company in certain Australian jurisdictions. The royalty arrangement was terminated effective mid-1997. Additionally, the Company shipped 1,175 gaming machines under lease arrangements to the Oregon, Rhode Island and Delaware lotteries in 1996 as compared to 1,570 gaming machines shipped to the Oregon, Rhode Island and Delaware lotteries in 1995.

     The following table reflects domestic and foreign revenue sources for the years ended December 31, 1996 and 1995 (amounts in millions):

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

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operations segment decreased by $.5 million or (1.6%) to $27.6 million from $28.1 million in 1995. The decrease is attributable to a decline in revenues from the racetrack operations at Sunland Park, New Mexico of approximately $.9 million offset by an increase of $.4 million in revenues generated from wagering systems services and equipment sales. The decline in revenue at Sunland Park is the result of lower handle and attendance and lower revenues resulting from a shorter 1996- 1997 live racing season. The increase in revenues for wagering systems is attributable to revenues from additional services under existing contracts, renegotiation of existing contracts under more favorable terms and increased interface fees resulting from increased levels of simulcasting. Lost revenues from closed customer facilities were offset by these increases as well as additional revenues generated at customer facilities that are now open year round for simulcasting and the addition of new customers.

     The Company believes that a growing market exists for video lottery gaming at pari-mutuel racetracks, which have suffered from declining attendance in recent years due to proliferation of casino gaming outside of Las Vegas and Atlantic City. To permit the racing industry to become more competitive, some states have enacted legislation that allows video gaming devices at racetracks, a trend that the Company believes will continue. The Company intends to participate in this growth by supplying its gaming machines and systems, partnering with or purchasing racetracks and owning and operating its own facility, Sunland Park. The Company is the only full service supplier of gaming and pari-mutuel systems and services to racetracks in North America and believes it has a competitive advantage due to its existing United Tote customer relationships in the pari-mutuel industry.

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

     The gross profit margin from the wagering systems and racetrack operations segment was 27% in 1996 as compared to 21% in 1995. The gross profit margins for wagering systems services and equipment sales were 38% in 1996 and 30% in 1995. The increase in margin is due to increases in the simulcasting and interface revenues which carry higher margins, combined with lower operating expenses from wagering systems. The Sunland Park racetrack operations yielded a negative gross profit of $0.3 million in 1996 and $0.2 million in 1995.

     The Company recorded other charges of approximately $3.1 million in 1996 associated with the Company's wagering systems segment. $2.8 million of the charges represented impairments of long-lived assets recorded in conjunction with the Company's strategic decision to retain and operate the wagering systems segment previously reported as discontinued. $0.3 million of the charges related to the consolidation of the manufacturing operations of that segment. In 1995, the Company recorded $0.3 million of other charges associated with exit costs for one contract. These charges have been excluded from the determination of gross profit due to their nature and are not considered to be indicative of gross profits.

     On March 21 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park, New Mexico. The recently enacted legislation will permit the Company to operate up to 300 video gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until the third or fourth quarter of 1998.

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

1995 Compared with 1994
-----------------------

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

     In 1995, the Company recorded approximately $2.5 million of other charges associated with exit costs and asset impairments related to four contracts. $0.6 million of the charges were to record an additional reserve on the lottery equipment inventory initially provided for the United Kingdom Lottery, due to a reduction in market value. In the fourth quarter 1994, the Company recorded a special charge of approximately $5.9 million, which amount represents reserves and write-offs for inventory of $4.1 million and write-offs and accruals of foreign contract investments and commitments of $1.8 million. The Company had purchased inventory in anticipation of a contract in the United Kingdom that was not awarded to the Company. The 1994 inventory charge represented the initial adjustment associated with the retrofitting of inventories for alternative markets. These special charges have been excluded from the determination of gross profit due to their nature and they are not considered by the Company to be indicative of anticipated future gross profits.

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

     In 1995, the Company recorded $0.3 million of other charges associated with exit charges related to one contract. In 1994, the Company recorded $18.1 million of special charges related to the wagering systems segment, $17.3 million of which represented a goodwill impairment charge and $0.8 million of which was to accrue the exit costs related to one contract. These charges have been excluded from the determination of gross profit due to their nature and are not considered to be indicative of anticipated future gross profits.

     On May 3, 1994, the Company completed the purchase of all of the outstanding stock of UWS. The original purchase price of $29.6 million included $19.6 million in cash and the issuance of $10.0 million of promissory notes, payable over a three-year period. The Company also assumed liabilities of approximately $23.4 million and, in connection with the transaction, recorded goodwill of approximately $30.3 million. At the time of the acquisition of UWS, the Company anticipated profits from the ongoing operations of UWS as well as potential growth for pari-mutuel contracts and operations and favorable gaming legislation in New Mexico and other jurisdictions.

     During the fourth quarter of 1994 and the first quarter of 1995, certain negative developments affecting UWS and the pari-mutuel wagering industry became increasingly apparent. These developments included significant declines in gross revenues and gross margins at pari-mutuel wagering and other facilities due to pricing pressures and increased competition from other forms of gaming (which declines the Company believed were permanent), significant unanticipated capital investment of approximately $15.0 million to meet customer commitments and the failure of various state legislative initiatives authorizing the introduction of gaming devices at tracks to materialize as anticipated. The Company took steps to restructure the business of UWS, including changing management, reducing costs and renegotiating contracts to the extent possible in an attempt to mitigate these negative developments. These developments in the aggregate indicated that the purchase price it had paid for UWS exceeded UWS's value, and that, therefore, the goodwill associated with the wagering systems segment was not recoverable from future operations. As a result, an impairment of $17.3 million was recorded in the fourth quarter of 1994. The impairment was determined by using the present value of estimated future operating cash flows of the wagering segment. After the impairment charge, approximately $11.7 million of goodwill associated with the racetrack operations segment of UWS remained.

     During 1995, the Company did not pay principal and interest obligations under the terms of the promissory notes to sellers in the aggregate amount of $10.0 million, which had been issued in conjunction with the acquisition of UWS in May 1994, because of disputes related to the acquisition. On March 25, 1996, the Company reached an agreement with the sellers settling all outstanding claims and disputes, including dismissal of all outstanding litigation, resulting in an approximate $4.0 million gain on debt extinguishment. This gain was recorded in the Company's 1996 consolidated financial statements.

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

                          Depreciation and Amortization

     Depreciation and amortization increased by $1.9 million to $22.6 million from $20.7 million in 1994. The increase is attributable to approximately $19.0 million of new capital assets placed in service and $3.5 million of capitalized deferred start-up and software development costs in 1995. Approximately $8.1 million was placed in service in November and December of 1995 in conjunction with the Arizona on-line lottery implementation and start-up and the delivery of approximately 300 gaming machine terminals to the Oregon and Delaware lotteries as part of the leasing programs with those jurisdictions. Approximately $2.4 million of the $3.5 million capitalized deferred start-up and software development costs were capitalized in the fourth quarter 1995 in conjunction with the Arizona on-line lottery implementation and start-up and significant enhancements to the MasterLinkTM system.

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

     During 1996, 1995 and 1994, the Company sold notes receivable from gaming machine equipment sales, with a face value of $1.5 million, $2.3 million and $4.3 million respectively, to banks and other third parties. The notes are secured by the underlying equipment. The receivables sold are subject to recourse provisions in the event of default by the primary obligor. The outstanding balance of the notes receivable sold with recourse was approximately $4.7 million at December 31, 1996. At September 30, 1997, the Company had a reserve of $0.3 million established for any losses under the recourse provisions which reflects a $0.1 million reduction from the December 31, 1996 balance of $0.4 million. At December 31, 1996, the Company had guaranteed or pledged security for the indebtedness of others in the amount of approximately $5.8 million (including $4.7 million notes receivable sold to banks and other third parties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                  Page

Independent Auditors' Report                                                  18

Consolidated Financial Statements:
  Statements of Operations for the years
         ended December 31, 1996, 1995 and 1994                               19
  Balance Sheets as of December 31, 1996 and 1995                             20
  Statements of Stockholders' Equity for the years
         ended December 31, 1996, 1995 and 1994                               21
  Statements of Cash Flows for the years
         ended December 31, 1996, 1995 and 1994                               22

Notes to Consolidated Financial Statements                                    23

All schedules are omitted because the information prescribed thereon is not applicable nor required or is furnished in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Powerhouse Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Powerhouse Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Powerhouse Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                        /S/ KPMG PEAT MARWICK  LLP



Billings, Montana
February 28, 1997

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years Ended December 31
                                                                   -----------------------
                                                           1996              1995            1994
                                                           ----              ----            ----

REVENUES
   On-line lottery                                       $ 88,842,968        91,653,710      101,559,326
   Gaming machine and route operations                     60,186,249        61,397,937       68,571,177
   Wagering systems and racetrack operations               27,651,989        28,110,605       18,651,802
                                                         ------------       -----------      -----------
     Total revenues                                       176,681,206       181,162,252      188,782,305
                                                         ------------       -----------      -----------

COSTS AND EXPENSES:
   On-line lottery                                         59,332,807        59,438,258       62,396,996
   Gaming machine and route operations                     32,910,623        35,991,531       39,814,825
   Wagering systems and racetrack operations               20,103,761        22,286,127       13,991,770
   Selling, general and administrative                     28,697,610        31,139,361       34,000,545
   Research and development                                 7,969,025         8,887,785        8,513,137
   Other charges                                           34,135,000         2,762,667       23,994,000
   Depreciation and amortization                           23,822,437        22,587,049       20,694,018
                                                         ------------       -----------      -----------
     Total costs and expenses                             206,971,263       183,092,778      203,405,291
                                                         ------------       -----------      -----------

Loss from operations                                      (30,290,057)       (1,930,526)     (14,622,986)
                                                         ------------       -----------      -----------

OTHER INCOME (EXPENSE):
   Interest and other income                                1,059,794         1,243,471        1,445,688
   Interest expense                                        (3,753,555)       (3,077,183)      (1,687,441)
                                                         ------------       -----------      -----------
                                                           (2,693,761)       (1,833,712)        (241,753)
                                                         ------------       -----------      -----------

Loss before income taxes and extraordinary
   items                                                  (32,983,818)       (3,764,238)     (14,864,739)

Income tax benefit (expense)                                8,752,842           846,374       (1,303,034)
                                                         ------------       -----------      -----------

Net loss from operations                                  (24,230,976)       (2,917,864)     (16,167,773)

Reversal of (provision for) loss on discontinuance of
   wagering systems operations, net                         5,482,279        (5,482,279)             ---
                                                         ------------       -----------      -----------

Net loss before extraordinary items                       (18,748,697)       (8,400,143)     (16,167,773)

Extraordinary gain, net                                     4,014,050               ---              ---
                                                         ------------       -----------      -----------

Net loss                                                 $(14,734,647)       (8,400,143)     (16,167,773)
                                                         ============       ===========      ===========


Net earnings (loss) per share:
   From continuing operations                                  $(2.27)             (.28)           (1.54)
   From discontinued operations                                   .51              (.51)             ---
   From extraordinary items                                       .38               ---              ---
                                                               ------              ----            -----
                                                               $(1.38)             (.79)           (1.54)
                                                               ======              ====            =====

Weighted average shares outstanding                        10,698,926        10,608,472       10,506,687
                                                           ==========        ==========       ==========




          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                            1996                    1995
                                                                            ----                    ----

ASSETS
   Current assets:
     Cash and cash equivalents                                         $  4,321,884               1,992,667
     Restricted short-term deposits                                       1,364,231               3,768,385
     Accounts receivable, net                                            19,352,571              22,254,361
     Current installments of notes receivable, net                        2,818,371               2,814,814
     Inventories                                                         18,296,801              26,399,936
     Prepaid expenses                                                     1,027,256               1,261,963
     Income tax refund receivable                                         3,551,415               2,431,068
     Deferred income taxes                                               15,499,722               7,732,606
                                                                       ------------             -----------
   Total current assets                                                  66,232,251              68,655,800
                                                                       ------------             -----------

   Property, plant and equipment                                        153,123,865             132,325,663
     Less accumulated depreciation                                      (78,416,733)            (60,493,819)
                                                                       ------------             -----------
       Net property, plant and equipment                                 74,707,132              71,831,844
                                                                       ------------             -----------

   Restricted cash deposits                                               2,521,075                 817,024
   Notes receivable, excluding current installments                       2,216,074               3,101,503
   Goodwill, net                                                         10,133,364              10,952,241
   Intangible and other assets, net                                      12,232,860              10,492,573
                                                                       ------------             -----------
                                                                       $168,042,756             165,850,985
                                                                       ============             ===========
LIABILITIES
   Current liabilities:
     Notes payable                                                     $  7,650,000               8,250,000
     Current installments of long-term debt                              10,604,402               9,588,708
     Accounts payable                                                     6,645,855              15,490,638
     Accrued expenses                                                    13,247,658              15,339,707
                                                                       ------------             -----------
       Total current liabilities                                         38,147,915              48,669,053
                                                                       ------------             -----------

   Long-term debt, excluding current installments                         9,312,371              12,884,564
   Due to EDS                                                            38,025,010                     ---
   Other liabilities                                                            ---              10,000,000
   Deferred income taxes                                                 10,326,000               7,849,206
                                                                       ------------             -----------
       Total liabilities                                                 95,811,296              79,402,823
                                                                       ------------             -----------

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value.  Authorized 10,000,000 shares; no
     shares issued                                                              ---                     ---
   Series A Junior Preferred stock, $.01 par value, convertible non-
     cumulative.  Authorized 1,912,728 shares                                19,127                  19,127
   Common stock, $.01 par value.  Authorized 25,000,000 shares              108,292                 106,821
   Paid-in capital                                                       97,764,970              97,284,358
   Deferred restricted stock compensation                                  (417,129)               (452,991)
   Accumulated deficit                                                  (25,243,800)            (10,509,153)
                                                                       ------------             -----------
       Total stockholders' equity                                        72,231,460              86,448,162
                                                                       ------------             -----------
                                                                       $168,042,756             165,850,985
                                                                       ============             ===========



          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------

                                      Series A
                                      Preferred        Common                         Restricted                           Total
                                        Stock           Stock          Paid-in       stock compen-   Accumulated       stockholders'
                                      par value        par value       capital           sation          deficit           equity
------------------------------------------------------------------------------------------------------------------------------------

December 31, 1993                     $   ---            123,188      94,032,726              ---     14,058,763        108,214,677

Net loss                                  ---                ---             ---              ---    (16,167,773)       (16,167,773)

Restricted stock issued                   ---              1,700       1,694,550       (1,696,250)           ---                ---

Amortization of deferred restricted
     stock compensation                   ---                ---             ---          169,714            ---            169,714

Stock redemption                          ---            (24,582)    (65,117,241)             ---            ---        (65,141,823)

Stock issued, net of issue costs       19,127              5,455      66,427,887              ---            ---         66,452,469

Stock issued under stock purchase
     plan                                 ---                337         272,299              ---            ---            272,636

Stock options exercised                   ---                237         326,420              ---            ---            326,657
                                      -------            -------     -----------       ----------     ----------        -----------

December 31, 1994                      19,127            106,335      97,636,641       (1,526,536)    (2,109,010)        94,126,557

Net loss                                  ---                ---             ---              ---     (8,400,143)        (8,400,143)

Amortization of deferred restricted
     stock compensation                   ---                ---             ---          323,545            ---            323,545

Rescission of deferred restricted stock
     compensation                         ---               (500)       (749,500)         750,000            ---                ---

Stock issued under stock purchase
     plan                                 ---                986         397,217              ---            ---            398,203
                                      -------            -------     -----------       ----------     ----------        -----------

December 31, 1995                      19,127            106,821      97,284,358         (452,991)   (10,509,153)        86,448,162

Net loss                                  ---                ---             ---              ---    (14,734,647)       (14,734,647)

Deferred restricted stock
     compensation                         ---                300         132,900           35,862            ---            169,062

Stock issued under stock purchase
     plan                                 ---              1,171         347,712              ---            ---            348,883
                                      -------            -------     -----------       ----------     ----------        -----------

December 31, 1996                     $19,127            108,292      97,764,970         (417,129)   (25,243,800)        72,231,460
                                      =======            =======     ===========       ==========    ===========        ===========

-----------------------------------------------------------------------------------------------------------------------------------

Share Amounts Outstanding                   1994                                1995                               1996
                                            ----                                ----                               ----
                               Series A              Common       Series A               Common      Series A              Common
Balance                        Preferred Stock       Stock        Preferred Stock        Stock       Preferred Stock       Stock
-----------------------------------------------------------------------------------------------------------------------------------

Beginning of year                     ---           12,318,805      1,912,728          10,633,544      1,912,728         10,682,109
Sale of stock                   1,912,728              545,454            ---                 ---            ---                ---
Stock issued under stock
     purchase plan                    ---               33,742            ---              98,565            ---            117,075
Stock redemption                      ---           (2,458,182)           ---                 ---            ---                ---
Restricted stock issued (rescinded)   ---              170,000            ---             (50,000)           ---             30,000
Stock options exercised               ---               23,725            ---                 ---            ---                ---
                          ---------------           ----------      ---------          ----------      ---------         ----------
End of year                     1,912,728           10,633,544      1,912,728          10,682,109      1,912,728         10,829,184
                                =========           ==========      =========          ==========      =========         ==========

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31
                                                                            -----------------------
                                                                     1996             1995              1994
                                                                     ----             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $(14,734,647)      (8,400,143)      (16,167,773)
     Adjustments to reconcile net loss to
         net cash provided by operating
         activities:
         (Reversal of) provision for loss on sale of
              wagering systems operations                         (5,482,279)       5,482,279               ---
         Depreciation and amortization                            23,822,437       22,587,049        20,694,018
         Other charges                                            34,135,000        2,762,667        23,994,000
         Extraordinary gain, net                                  (4,014,050)             ---               ---
         Other, net                                                   78,447          (50,856)            4,418
     Changes in operating assets and liabilities:
         Sales of receivables                                      1,466,952        2,339,710         4,311,874
         Receivables, net                                          1,942,256       (7,502,586)       (6,312,382)
         Inventories                                              (3,488,868)       6,923,294       (26,066,800)
         Prepaid expenses                                            234,707          103,334           (27,995)
         Accounts payable                                          2,006,279      (12,616,174)       18,538,836
         Accrued expenses                                        (10,853,878)      (7,044,732)       (7,152,483)
         Deferred and refundable income taxes                     (6,410,669)      (2,640,409)          351,387
                                                                ------------      -----------       -----------
Net cash provided by operating activities                         18,701,687        1,943,433        12,167,100
                                                                ------------      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                        (25,522,476)     (19,046,937)      (13,332,480)
     Expenditures on intangible and other noncurrent assets      (10,037,063)      (3,540,804)       (7,058,678)
     Acquisition of business operations, net of cash acquired            ---              ---       (26,969,161)
     Proceeds from sales of equipment                                109,440          386,063           357,287
     Change in restricted cash deposits                              700,103          181,728         7,298,152
     Maturities (purchases) of available-for-sale
         securities, net of purchases                                    ---              ---        24,607,595
                                                                ------------      -----------       -----------
Net cash used in investing activities                            (34,749,996)     (22,019,950)      (15,097,285)
                                                                ------------      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) proceeds from notes payable to banks            (600,000)       8,250,000               ---
     Proceeds from issuance of long-term debt                      4,364,424       24,286,477           213,900
     Repayments of long-term debt                                (13,078,791)     (14,735,245)       (4,055,255)
     Amounts payable to EDS                                       27,343,010              ---               ---
     Common stock sold under employee benefit plans                  348,883          398,203           599,293
     Sale of stock, net                                                  ---              ---        66,452,469
     Redemption of common stock                                          ---              ---       (65,141,823)
                                                                ------------      -----------       -----------
Net cash provided by (used in) financing activities               18,377,526       18,199,435         (1,931,416)
                                                                ------------      -----------       ------------

Net increase (decrease) in cash and cash equivalents               2,329,217       (1,877,082)        (4,861,601)
                                                                ------------      -----------       ------------

Cash and cash equivalents, beginning of year                       1,992,667        3,869,749          8,731,350
                                                                ------------      -----------       ------------

Cash and cash equivalents, end of year                          $  4,321,884        1,992,667          3,869,749
                                                                ============      ===========       ============







          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Powerhouse Technologies, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition. Revenue from the sale of video gaming machines, on-line lottery terminals and related parts is recognized upon delivery to the customer. Revenue from sales of on-line lottery and video gaming central site systems and equipment is recognized using the percentage of completion method of accounting for long-term construction type contracts where costs to complete can reasonably be estimated or upon acceptance of the system when costs to complete cannot reasonably be estimated. Prior to revenue recognition on system sales, costs incurred are applied against progress billings and recorded as a net accrued liability or other current asset as appropriate.

     On-line lottery and wagering systems contract services revenues are recognized as the services are performed and primarily relate to revenues from long-term contracts which require installation and operation of on-line lottery and pari-mutuel wagering networks. Revenues under these contracts are generally based on a percentage of sales volume, which may fluctuate over the life of the contracts.

     Route operations revenue consists primarily of video machine gaming wagers, net of payouts and state gaming taxes generated under revenue sharing agreements with route customers. Route operations revenue is recorded weekly as the revenues are earned.

     Revenue from racetrack operations primarily represents commissions on wagers placed on live and simulcast pari-mutuel racing at the Company's racetrack in Sunland Park, New Mexico, and is recorded on the day of each race.

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

     Inventories. The Company manufactures inventories for sale and lease as well as use in the provision of services under long-term contracts. Inventories purchased and manufactured for use in the provision of services are transferred to property, plant and equipment when installed pursuant to the terms of such long-term contracts. Inventories are carried at the lower of cost or market value. Cost is determined using the first-in, first-out method and includes materials, labor, allocated indirect manufacturing overhead as well as initial tooling and other setup charges.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


       Item                                                Estimated life
       ----                                                --------------
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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

     Accounting Pronouncements Not Yet Adopted. The Company has capitalized start-up costs in conjunction with its long-term contracts in the on-line lottery and wagering systems segments in accordance with Statement of Position
(SOP) 81-1. The AICPA Accounting Standards Executive Committee (AcSEC) approved for issuance the SOP, Reporting on the Costs of Start-Up Activities, which will require that costs incurred during a start-up activity (including organization costs) be expensed as incurred. Before issuance, the SOP must be reviewed and cleared by the FASB. If cleared by the FASB, it is anticipated that the final SOP would be released in the second quarter of 1998 and be effective for fiscal years beginning after December 15, 1998. (See Note 8.) Depending on the level of the Company's start-up activities, this change in accounting method may be material.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                               1996                  1995                  1994
                                                               ----                  ----                  ----

Revenues:
On-line lottery                                           $ 88,842,968            91,653,710           101,559,326
Gaming machine and route operations                         64,530,676            62,889,528            83,249,299
Wagering systems and racetrack operations                   27,651,989            28,110,605            18,651,802
         Less intercompany revenues                         (4,344,427)           (1,491,591)          (14,678,122)
                                                          ------------           -----------           -----------
              Total revenues                              $176,681,206           181,162,252           188,782,305
                                                          ============           ===========           ===========

Operating profit (loss):
On-line lottery                                           $(29,449,203)           (3,464,191)           (1,166,855)
Gaming machine and route operations                          9,432,769            13,171,240            18,216,598
Wagering systems and racetrack operations                   (3,994,922)           (3,831,614)          (21,384,805)
General corporate expenses                                  (6,825,851)           (8,010,609)           (9,284,023)
         Intercompany profit                                   547,150               204,648            (1,003,901)
                                                          ------------           -----------           -----------
              Total operating profit (loss)               $(30,290,057)           (1,930,526)          (14,622,986)
                                                          ============           ===========           ===========

Operating profit (loss) before "other" charges:
On-line lottery                                           $  1,622,909               967,167             4,777,145
Gaming machine and route operations                          9,432,769            11,894,459            18,216,598
Wagering systems and racetrack operations                     (932,052)           (3,568,947)           (3,334,805)
General corporate expenses                                  (6,825,851)           (8,665,186)           (9,284,023)
         Intercompany profit                                   547,150               204,648            (1,003,901)
                                                          ------------           -----------           -----------
              Total operating profit before "other"
                  charges                                 $  3,844,925               832,141             9,371,014
                                                          ============           ===========           ===========

Capital expenditures:
On-line lottery                                           $ 16,270,712             8,079,300             7,080,663
Gaming machine and route operations                          5,809,103             5,353,786             2,403,181
Wagering systems and racetrack operations                    3,455,358             4,762,307             3,846,948
Corporate                                                      402,877             1,352,647             1,284,709
         Less intercompany step-up in basis                   (415,574)             (501,103)           (1,283,021)
                                                          ------------           -----------           -----------
              Total capital expenditures                  $ 25,522,476            19,046,937            13,332,480
                                                          ============           ===========           ===========

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                            1996                  1995                 1994
                                                            ----                  ----                 ----

Depreciation and amortization:
On-line lottery                                        $ 14,247,555            14,242,014            13,237,470
Gaming machine and route operations                       4,908,125             3,772,100             3,424,638
Wagering systems and racetrack operations                 5,085,807             4,657,756             3,836,063
Corporate                                                   501,481               620,931               486,193
         Less depreciation on intercompany
           step-up basis                                   (920,531)             (705,752)             (290,346)
                                                       ------------           -----------           -----------
              Total depreciation and amortization      $ 23,822,437            22,587,049            20,694,018
                                                       ============           ===========           ===========

Identifiable assets:
On-line lottery                                        $ 62,349,531            77,547,719            68,292,863
Gaming machine and route operations                      45,656,205            34,904,859            47,149,696
Wagering systems and racetrack operations                42,692,115            46,106,131            49,261,426
Corporate                                                19,066,692             9,546,562            11,770,845
         Less intercompany step-up in basis              (1,721,787)           (2,254,286)           (2,443,218)
                                                       ------------           -----------           -----------
              Total identifiable assets                $168,042,756           165,850,985           174,031,612
                                                       ============           ===========           ===========

     Operating profit (loss) before other charges excludes special and other charges discussed in Note 15.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                    Years Ended December 31,
                                                    ------------------------
                                     1996                     1995                     1994
                                     ----                     ----                     ----
                             Amount        %          Amount        %          Amount        %
                             ------        -          ------        -          ------        -

         Montana          $19,748,000    32.8      $19,523,000    31.2      $17,927,000    26.1
         Quebec             2,169,000     3.6       12,291,000    19.6       10,532,000    15.4
         Louisiana          1,389,000     2.3        8,999,000    14.4       12,044,000    17.6
         Oregon             7,090,000    11.7        6,054,000     9.7        4,327,000     6.3


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

                                     1996                    1995                     1994
               Contract              ----                    ----                     ----
               Expiration     Amount        %         Amount        %          Amount       %
               ----------     ------        -         ------        -          ------       -

Florida            6/96    $30,203,000    34.0     $35,247,000    38.5      $37,692,000    37.1
Pennsylvania      12/98     23,164,000    26.1      22,101,000    24.1       22,229,000    21.9

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

(5)  NOTES AND ACCOUNTS RECEIVABLE

     A summary of receivables follows:

                                                                December 31,
                                                                ------------
                                                    1996                       1995
                                                    ----                       ----

     Trade                                      $20,438,177                 23,423,223
     Notes receivable                             5,260,118                  7,783,514
     Accrued interest                                 5,415                    113,621
                                                -----------                -----------
                                                 25,703,710                 31,320,358
     Less allowance for doubtful accounts        (1,316,694)                (3,149,680)
     Less current portion                       (22,170,942)               (25,069,175)
                                                -----------                 -----------
                                                $ 2,216,074                  3,101,503
                                                ===========                ============

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

     Amounts charged to expense for estimated bad debts were approximately $217,000, $528,000 and $1,275,000 in the years ended December 31, 1996, 1995 and
1994, respectively. The Company wrote off previously reserved doubtful accounts of approximately $2,050,000, $20,000 and none for the years ended December 31, 1996, 1995 and 1994, respectively. In 1994, the Company recorded as part of the purchase accounting entries of the UWS purchase (see Note 2) approximately $1,073,000 of allowance for doubtful accounts.

(6)  INVENTORIES

     A summary of inventories, net of valuation reserves, follows:

                                                   December 31,
                                                   ------------
                                            1996                        1995
                                            ----                        ----
     Manufacturing:
          Raw materials                  $5,461,972                  15,159,742
          Work-in-process                   733,436                     673,082
          Finished goods                 11,321,877                   8,602,181
     Customer service and other             779,516                   1,964,931
                                        -----------                 -----------
                                        $18,296,801                  26,399,936
                                        ===========                  ==========

     The Company had reserves for inventories of approximately $14,200,000 and $5,200,000 at December 31, 1996 and 1995, respectively, primarily related to finished goods. The Company charged to expense for reserves and impairments of inventories approximately $18,000,000, $1,023,000 and $4,392,000 in the years ended December 31, 1996, 1995 and 1994, respectively. Of these charges, $18,000,000, $550,000 and $4,100,000 in the years ended December 31, 1996, 1995 and 1994, respectively, related to the termination of three on-line lottery projects for which inventory was specifically procured. As of December 31, 1996, the remaining on-line equipment balance was approximately $2,900,000. The Company wrote off previously reserved inventories of approximately $9,000,000, $215,000 and none in the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the Company had approximately 500 finished video gaming machines located in various casino gaming locations, under trial arrangements with customers, included in inventory.

(7)  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                     December 31,
                                                                     ------------
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
                                                      ============                 ===========

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

(8)  INTANGIBLE AND OTHER ASSETS

     A summary of intangible and other assets, net of amortization, follows:

                                                       December 31,
                                                       ------------
                                              1996                     1995
                                              ----                     ----
     Software development costs           $ 9,059,037                6,679,014
     Deferred start-up costs and other      2,646,043                2,260,780
     Non-compete agreements                   527,780                1,552,779
                                          -----------               ----------
                                          $12,232,860               10,492,573
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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

     8.25%note payable in monthly installments
       including interest,  through September 2001
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
                                            ===========

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

(11) INCOME TAXES

     Income tax expense (benefit) from operations consists of the following:

                                                 Years Ended December 31,
                                                 ------------------------
                                1996                     1995                   1994
                                ----                     ----                   ----

     Current:
          Federal           $(3,532,520)              (1,218,616)               645,838
          State                  70,000                      ---               (285,448)
          Foreign                   ---                  581,583                591,257
                            -----------               ----------              ---------
                             (3,462,520)                (637,033)               951,647
                            -----------               ----------              ---------
     Deferred:
          Federal            (3,614,436)                 306,354                157,622
          State              (1,602,006)                (515,695)               193,765
          Foreign               (73,880)                     ---                    ---
                            -----------               ----------              ---------
                             (5,290,322)                (209,341)               351,387
                            -----------               ----------              ---------
                            $(8,752,842)                (846,374)             1,303,034
                            ===========               ==========              =========

     The provision for income tax (benefit) expense differs from the amount which would be provided by applying the Federal statutory income tax rate to loss from operations before income taxes as follows:

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                  1996                     1995                   1994
                                                  ----                     ----                   ----

     Computed expected tax (benefit)          $(8,402,621)              (3,236,281)            (5,202,659)
     Goodwill impairment                              ---                      ---              6,055,002
     Extraordinary gain                        (1,344,718)                     ---                    ---
     State taxes, net of Federal impact          (995,804)                (335,202)               (59,594)
     Increase in valuation reserve              1,582,000                1,772,254                    ---
     Tax exempt interest income                       ---                  (10,159)              (107,621)
     Non-deductible expenses                      218,703                  371,200                507,002
     Goodwill amortization                        286,607                  286,607                471,011
     Foreign taxes                                (73,880)                 581,583                591,257
     Foreign sales credit                             ---                 (276,376)              (473,000)
     Other, net                                   (23,129)                     ---               (478,364)
                                              -----------               ----------             ----------
                                              $(8,752,842)                (846,374)             1,303,034
                                              ===========               ==========             ==========

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     The tax effects of temporary differences that give rise to deferred tax assets and liabilities consist of the following:

                                                                  December 31,
                                                                  ------------
                                                          1996                    1995
                                                          ----                    ----

     Deferred tax assets:
        Allowance for doubtful accounts               $   500,971               1,217,481
        Inventory reserves                              4,843,591               2,076,717
        Provision for discontinued operations                 ---               2,168,241
        Net operating loss carryforward                10,774,111               1,639,562
        Tax credits                                     1,321,006               1,321,006
        Accrued liabilities                             3,367,418               3,034,974
                                                      -----------              ----------
        Deferred tax assets                            20,807,097              11,457,981
                                                      -----------              ----------
        Less valuation reserve                         (5,307,375)             (3,725,375)
                                                      -----------              ----------
        Net deferred tax assets                        15,499,722               7,732,606
                                                      -----------              ----------

     Deferred tax liabilities:
        Fixed assets, principally depreciation         (7,797,992)             (6,830,385)
        Deferred costs                                 (3,546,568)             (2,094,356)
        Lease obligations                                 638,883               1,075,535
        Other                                             379,677                     ---
                                                      -----------              ----------
        Net deferred tax liabilities                  (10,326,000)             (7,849,206)
                                                      ------------             ----------
        Net deferred income tax asset (liability)     $ 5,173,722                (116,600)
                                                      ===========              ==========


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

(12) BENEFIT PLANS

     On May 16, 1994, the Board of Directors adopted the 1994 Stock Incentive Plan (the "Plan") which was approved by the Company's stockholders on June 15, 1994. The Plan provides for the granting of options, stock appreciation rights, restricted stock, performance units and performance shares to employees, consultants and advisors of the Company and the granting of options to non-employee directors of the Company (collectively or individually, "Awards"). The total number of shares authorized for issuance under

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


the Plan was 1,000,000. At December 31, 1996, the remaining number of shares available for issuance under the Plan was 189,500. The Plan replaces the 1992 Stock Incentive Plan which replaced the 1991 Stock Option Plan. No further stock options will be granted under the 1991 and 1992 plans. All stock options presently outstanding under the 1991 and 1992 plans will continue to be governed by the terms of the 1991 Stock Option Plan and 1992 Stock Incentive Plan.

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

     All options currently outstanding are 100% exercisable no later than 4 years after grant date.

                                                                Weighted Average
                                                  Options        Exercise Price
                                                  -------        --------------
     Year ended December 31, 1994
     ----------------------------
     Outstanding, beginning of year               511,214             $14.23
         Granted                                  782,500              11.10
         Exercised                                (23,725)             13.77
         Cancelled                                (58,620)             14.16
                                                ---------
     Outstanding, end of year                   1,211,369              12.12
                                                =========
     Exercisable, end of year                     372,690              14.54
                                                =========             ======

     Year ended December 31, 1995
         Granted                                   70,000             $ 8.33
         Exercised                                    ---                ---
         Cancelled                               (361,587)             14.20
                                                ---------
     Outstanding, end of year                     919,782              11.45
                                                =========
     Exercisable, end of year                     539,657              12.44
                                                =========             ======

     Year ended December 31, 1996
         Granted                                  352,500             $ 4.78
         Exercised                                    ---                ---
         Cancelled                               (348,693)             11.74
                                                ---------
     Outstanding, end of year                     923,589               8.76
                                                =========
     Exercisable, end of year                     547,749               9.67
                                                =========             ======

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Information regarding options outstanding and exercisable at December 31, 1996, follows:

                                                  Options Outstanding                Options Exercisable
     Range of                                     -------------------                -------------------
     Exercise                     Weighted Average    Weighted Average                 Weighted Average
      Price             Number     Exercise Price     Remain Life (Yrs)     Number      Exercise Price
     --------           ------    ----------------    -----------------     ------      --------------

     $3.00 - 5.00      200,000         $4.24                  9.9           98,333          $4.25
     $5.00 - 10.00     438,333          7.69                  8.3          234,160           8.53
     $10.00 - 15.00    241,256         13.03                  6.2          206,256          13.07
     $15.00 - 28.00     44,000         16.47                  7.4            9,000          20.81
                       -------                                             -------
     $3.00 - 28.00     923,589          8.76                  8.0          547,749           9.67
     ==============    =======        ======                  ===          =======         ======

     The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for stock option and employee stock purchase benefit plans. Accordingly, no compensation cost has been recognized in the Company's consolidated statement of operations for options granted and shares purchased by employees under the plans. Had compensation cost for the options granted and the shares of Common Stock issued under the Company's employee stock purchase plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Financial Accounting Standards Board Statement 123, the Company's net loss and loss per share amounts would have been as reflected in the pro-forma amounts indicated below:

                                       1996                         1995
                                       ----                         ----

     Net loss                    $(15,352,162)                   (8,843,278)
                                 ============                    ==========

     Loss per share                    $(1.43)                         (.83)
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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

     The Company is obligated to provide services and/or equipment under certain of its contracts. In addition, the various state on-line lottery and video gaming contracts contain provisions under which the Company may be subject to monetary penalties for central computer downtime, terminal failures, delays in servicing inoperable terminals within specified time periods and ticket stock shortages among other things. The Company accrues any net losses in fulfilling the terms of these contracts when the loss is probable and can be reasonably estimated (see Note 15). At December 31, 1996 and 1995, respectively, the Company had accrued liabilities of approximately $3,115,000 and $2,859,000 representing progress billings and estimated costs to fulfill its obligations to deliver products and services under certain customer contracts.

     The Company is currently conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 issue is pervasive and complex, as virtually every computer operation of the Company, including both internal systems and systems delivered to customers, will be affected in some way by the roll-over of the two-digit year value to "00." Computer systems that do not properly recognize date- sensitive information could generate erroneous data or cause a complete system failure.
The Company believes that, with modification of existing computer systems, updates by vendors and conversion to new software in the ordinary course of its business, the Year 2000 issue will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not completed timely or properly, the Year 2000 issue may have a material impact on the business and operations of the Company. The costs of modifications and conversions are not anticipated to be material, but will principally represent a re-deployment of existing or otherwise planned resources. No assurance can be given that the Company will successfully avoid any problems associated with the Year 2000 issue.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


need additional financing, the availability and the terms of which are subject to various uncertainties, with no assurance that such financing can be obtained.

     International sales denominated in foreign currencies accounted for approximately $16.6 million or 9.8% of the Company's total revenues for the fiscal year ended December 31, 1996. Management can give no assurances that changes in currency and exchange rates will not materially affect the Company's revenues, costs, cash flows and business practices and plans. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, delays in receiving payments on accounts receivable balances, reimbursement approvals (both governmental and private), difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws and regulations. In addition, the Company's foreign operations would be affected by general economic conditions in the international markets in which the Company does business, such as a prolonged economic downturn in Europe or the Asian-Pacific region. There can be no assurances that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition, results of operations or cash flows. The Company has not historically attempted to hedge the risks of fluctuating exchange rates given the currencies involved and the terms of payment granted to its customers.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

(15) OTHER CHARGES

     A summary of other charges follows:

                                                          December 31,
                                             ------------------------------------
                                                 1996         1995        1994
                                             -----------   ---------   ----------

Inventory impairments                        $18,000,000     550,000    4,099,000
Customer disputes and contract liabilities     8,435,000   1,763,000    2,595,000
Restructuring charges and long-lived assets
        and goodwill impairments               7,700,000     450,000   17,300,000
                                             -----------   ---------   ----------
                                             $34,135,000   2,763,000   23,994,000
                                             ===========   =========   ==========

     In 1996 the Company recorded approximately $34,100,000 of special charges for restructuring costs and asset impairments, consisting of $18,000,000 for inventory value impairments primarily related to the on-line lottery segment, $8,435,000 associated with on-line lottery customer disputes and contract liabilities, $4,600,000 for impairment of intangible and other assets for an on-line lottery contract and approximately $3,100,000 related to the wagering systems segment of United Wagering Systems, as discussed in Note 2. The impairment losses recorded on long-lived assets were measured based on the fair value of each asset. Fair value was calculated based on the present value of expected future net cash flows. The $4,600,000 impairment charge related to an on-line lottery contract that did not meet Company expectations of profitability levels. The $2,800,000 impairment discussed in Note 2 was a result of the Company's decision to replace a predecessor model of a wagering systems terminal. Approximately $21,200,000 of the charges were recorded in the fourth quarter of 1996, primarily related to the Company's revised strategies and resulting estimates regarding on-line lottery operations.

     In 1996, the Company recorded approximately $31,000,000 of special charges related to the Company's on-line lottery segment, which consisted of $18,000,00 for inventory reserves and write-downs, $8,400,000 for penalties and contractual liabilities resulting from customer disputes and $4,600,000 for impairment of intangible and other assets in connection with an on-line lottery contract. Approximately $9,800,000 of the charges were recorded in the first nine months of 1996, $8,000,000 of those charges related to customer disputes stemming from performance issues with EDS. The remaining $1,800,000 recorded in the first nine months represented charges for inventory impairments. The $21,200,000 of charges recorded in the fourth quarter of 1996 primarily related to impairments of inventories and intangible assets.

     During the three-year period ending December 31, 1996, the Company recorded approximately $22,700,000 of charges representing impairments to on-line lottery equipment inventories. An aggressive revenue growth strategy in 1994 led the Company to procure or commit to procure significant levels of inventory in advance of obtaining a contract to operate an on-line lottery system in the United Kingdom. The Company was notified in May 1994 that the contract was awarded to a competitor. In the fourth quarter of 1994, the Company recorded a $4,100,000 charge representing costs to retrofit inventories related to the United Kingdom procurement for which there was no other demand in the U. S. market. The Company

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


anticipated demand from a customer in Norway for a portion of such inventories. The carrying value of inventories related to the on-line lottery segment was approximately $19,300,000 at December 31, 1994, and the Company believed that potential market opportunities at that time indicated that such inventory value would be recovered. In the second quarter of 1995, the Company recorded an additional $550,000 charge to inventories due to a reduction in estimated demand by its Norway customer. The carrying value of inventories related to the on-line lottery segment was approximately $15,900,000 at December 31, 1995, and potential sales opportunities in various international markets indicated that the remaining value could be recovered. In the second quarter 1996, the Company recorded an additional charge of $1,100,000 to inventories for another identified  reduction  in demand.  In the fourth  quarter of 1996,  the  Company determined that the remaining inventory related to the United Kingdom procurement had no remaining market value and charged to expense approximately $10,400,000. At December 31, 1996, inventories related to the on-line lottery segment had a carrying value of approximately $2,900,000.

     The Company's domestic growth strategy led to the contracts being awarded to the Company by the Arizona and Kentucky lottery authorities during 1995. The Arizona lottery system was implemented in late 1995. However, due to a number of factors, including a short development and installation period, the lottery system had a number of deficiencies that contributed to the early termination of the contract by the Arizona Lottery in 1996. The Company recognized an impairment charge of $4,000,000 on equipment inventory to reduce the carrying value to net realizable value for used equipment. Also in 1996, the Company and the Kentucky Lottery agreed to terminate efforts to finalize a contract. The Company incurred approximately $2,500,000 that was charged to expense as a result of the agreement.

     The United Kingdom, Arizona and Kentucky on-line inventory which the Company had planned to place in service to perform specific contracts was reviewed in light of existing market conditions and written down to its market value. Following these charges and write-offs attributable to unsuccessful business ventures, the Company revised its international strategy from selling long-term service agreements to one of selling on-line lottery equipment and licensing technology to use the equipment to partners who would operate the lottery system. While this strategy may result in lower revenues, costs of sales and operating profits, it is considered by management to be a more effective growth strategy.

     Domestically, the Company has adopted a strategy of selectively bidding opportunities where the customer requirements best fit with the Company's products and services. There can be no assurance that these revised strategies will be successful. In 1995, the Company recorded approximately $2,500,000 of other charges associated with exit costs and asset impairments related to four on-line lottery contracts.

     In 1995, the Company recorded approximately $2,763,000 of special and other unusual charges associated with exit costs and charges and asset impairments related to five contracts. In the second quarter of 1995, the Company determined that continuing to expend capital resources on certain domestic and international contract prospects was not in the best interests of the Company and, to terminate such activities, recorded the necessary charges to write down applicable investments in long-lived assets to fair value and to record estimated liabilities. Approximately $2,500,000 of such charges were related to the on-line lottery segment and $263,000 were related to the wagering systems segment.

     In the fourth quarter 1994, the Company revised its international and domestic operations strategies. The revision of the international operations to a strategy of alliances in selective markets and developments in the international market place resulted in a special charge of $6,694,000 representing reserves and write-offs for inventory of $4,099,000 and write-offs and accruals of foreign contract investments and commitments of $2,595,000. In addition to the $6,694,000 of charges, the Company recorded an impairment charge of approximately $17,300,000 related to the goodwill attributable to the acquisition of UWS. (See Note 2.) Events and circumstances discussed in Note 2 indicated that the goodwill was not recoverable. Accordingly, the impairment of goodwill was determined using the present value of estimated future operating cash flows of the wagering systems segment. The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121) in the second quarter of 1995. Accordingly, impairments of long-lived assets recorded

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


subsequent to the adoption of SFAS No. 121 were based on the fair value of such assets measured as the present value of expected future net cash flows after a determination that the undiscounted net cash flows were less than the carrying value thereof.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


or certain of its subsidiaries. The transition of the EDS services and related employees to the Company is anticipated to be completed in the second quarter of 1997. The following schedule reflects pro-forma amounts as if the settlement had occurred at December 31, 1996:

                                         December 31,          Settlement/Extra-        December 31,
                                        1996 Reported         ordinary Gain, Net       1996, Pro-forma
                                        -------------         ------------------       ---------------

     Current assets                      $ 66,232,251           (3,470,000)               62,762,251

     Non-current assets                   101,810,505            2,700,000               104,510,505
                                         ------------          -----------              -----------

        Total assets                     $168,042,756             (770,000)             167,272,756
                                         ============          ===========              ===========

     Current liabilities                 $ 38,147,915            7,000,000               45,147,915

     Non-current liabilities               57,663,381          (11,950,000)              45,713,381
                                         ------------          -----------              -----------

        Total liabilities                  95,811,296           (4,950,000)              90,861,296
                                         ------------          -----------              -----------

     Stockholders equity
      exclusive of accumulated deficit     97,475,260           (9,100,000)              88,375,260

     Accumulated deficit                  (25,243,800)          13,280,000              (11,963,800)
                                         ------------          -----------              -----------

     Stockholders' equity                  72,231,460            4,180,000               76,411,460
                                         ------------          -----------              -----------

        Total liabilities and equity     $168,042,756             (770,000)             167,272,756
                                         ============          ===========              ===========

     Shares outstanding:

        Common                             10,829,184             (545,454)              10,283,730

        Preferred                           1,912,728           (1,912,728)                     ---
                                         ============           ==========        =================

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    POWERHOUSE TECHNOLOGIES, INC.



Date:  February 8, 1998             /s/ SUSAN J. CARSTENSEN
                                    --------------------------------------------
                                    Susan J. Carstensen, Chief Financial Officer
                                    (authorized to sign on behalf of Registrant