Form 10-Q/A
period 1997-03-31
POWERHOUSE TECHNOLOGIES INC /DE
filed 1998-02-09
CIK 875459

!                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

                                 Amendment No. 1
                             (Part I; Items 1 and 2)

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

                          POWERHOUSE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I.     FINANCIAL INFORMATION
                                                                            Page

ITEM 1.     Financial Statements

            Consolidated Statements of Operations
            Three Months Ended March 31, 1997 and 1996                         4

            Consolidated Balance Sheets
            March 31, 1997 and December 31, 1996                               5

            Consolidated Statement of Stockholders' Equity
            Three Months Ended March 31, 1997                                  6

            Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1997 and 1996                         7

            Notes to Consolidated Financial Statements                         8

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         13

Signatures                                                                    18

     Powerhouse Technologies, Inc. (the "Company") was incorporated in Delaware in May 1991. The Company acts as a holding company for eleven active corporations. Unless the context otherwise requires, references to the "Company" or "PTI" refer to Powerhouse Technologies, Inc. and its subsidiaries; references to "AWI" refer to Automated Wagering International, Inc., one of the Company's three principal operating subsidiaries, which provides on-line lottery systems and services primarily to governmental lottery authorities; references to "VLC" refer to Video Lottery Consultants, Inc., another of the Company's three principal operating subsidiaries, which designs, manufactures and markets casino and video lottery gaming machines and central control systems; references to "UWS" or "United Tote" refer to United Wagering Systems, Inc., the Company's third principal operating subsidiary whose operating units provide computerized pari-mutuel wagering systems for horse and greyhound racetracks, off-track betting facilities and jai alai frontons. The Company also owns and operates a racetrack facility in Sunland Park, New Mexico, which is accounted for as part of the UWS operating segment. References to the "Subsidiaries" refer to AWI, VLC, UWS and the other subsidiaries of the Company.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                    (in thousands except for per share data)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                     1997               1996
                                                                     ----               ----

REVENUES:
         On-line lottery                                           $22,994             23,232
         Gaming machine and route operations                        17,739             14,811
         Wagering systems and racetrack operations                   7,271              6,702
                                                                   -------             ------
                  Total revenues                                    48,004             44,745
                                                                   -------             ------

COSTS AND EXPENSES:
         On-line lottery                                            15,155             14,500
         Gaming machine and route operations                         9,238              8,181
         Wagering systems and racetrack operations                   5,639              5,403
         Selling, general and administrative                         7,694              7,679
         Research and development                                    2,497              1,192
         Other charges                                                 ---              6,000
         Depreciation and amortization                               6,035              5,865
                                                                   -------             ------
                  Total costs and expenses                          46,258             48,820
                                                                   -------             ------

Earnings (loss) from operations                                      1,746             (4,075)
                                                                   -------             ------

OTHER INCOME (EXPENSE):
         Interest and other income                                     235                489
         Interest expense                                             (994)              (936)
                                                                   -------             ------

                                                                      (759)              (447)
                                                                   -------             ------

Earnings (loss) before income taxes and extraordinary items            987             (4,522)

Income tax (expense) benefit                                          (703)               985
                                                                   -------             ------

Net earnings (loss) before extraordinary items                         284             (3,537)

Extraordinary gain, net                                             13,269              4,014
                                                                   -------             ------

Net earnings                                                       $13,553                477
                                                                   =======             ======

Net earnings (loss) per share:
         Before extraordinary items                                  $ .03               (.28)
         From extraordinary items                                     1.26                .32
                                                                     -----               ----
                                                                     $1.29                .04
                                                                     =====               ====

Weighted average shares                                             10,498             12,601
                                                                    ======             ======

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                        (in thousands except share data)

                                                                    March 31,         December 31,
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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

--------------------------------------------------------------------------------------------------------------------------------
                           Series A
                           Preferred                                                Restricted                        Total
                             Stock        Common                                     Stock           Accumu-          Stock-
                              par          Stock        Paid-in       Treasury       Compen-          lated          holders'
                             value        par value      Capital        Stock        sation          Deficit          Equity
--------------------------------------------------------------------------------------------------------------------------------

December 31,                  $19           108          97,765            ---          (417)          (25,244)        72,231
  1996

Net earnings                  ---           ---             ---            ---           ---            13,553         13,553

EDS settlement                ---             1             126         (9,100)          ---               ---         (8,973)

Amortization of
  deferred
  restricted stock
  compensation                ---           ---             ---            ---            50               ---             50
                             ----          ----          ------         ------          ----           -------         ------

March 31, 1997                $19           109          97,891         (9,100)         (367)          (11,691)        76,861
                              ===           ===          ======         ======          ====           =======         ======
--------------------------------------------------------------------------------------------------------------------------------

1997 Share Data
                                  Series A                        Treasury                   Common
Balance                     Preferred Stock Issued                  Stock*                 Stock Issued
-------                     ----------------------                  ------                 ------------
Beginning of period                  1,913                             ---                    10,829
EDS settlement                         ---                          (2,458)                       35
                                     -----                          ------                    ------

End of period                        1,913                          (2,458)                   10,864
                                     =====                          ======                    ======

*Includes 1,913 Series A Preferred Stock and 545 of Common Stock.

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        1997               1996
                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                     $13,553                 477
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                                  6,035               5,865
         Other charges                                                    ---               6,000
         Extraordinary gain, net                                      (13,269)             (4,014)
         Other, net                                                        31                  18
     Changes in operating assets and liabilities:
         Receivables, net                                                (940)               (217)
         Inventories                                                    3,778              (6,724)
         Prepaid expenses                                                (277)                 63
         Accounts payable                                                (722)             10,118
         Accrued expenses                                              (1,231)             (2,605)
         Income taxes                                                   4,504                 668
                                                                      -------              ------
Net cash provided by operating activities                              11,462               9,649
                                                                      -------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                          (2,141)             (2,682)
         Expenditures on intangible and other noncurrent assets          (375)             (2,772)
         Proceeds from sales of equipment                                   5                  15
         Change in restricted cash deposits                               (16)                580
                                                                      -------              ------
Net cash used in investing activities                                  (2,527)             (4,859)
                                                                      -------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments on notes to banks                                (6,000)             (4,550)
         Proceeds from issuance of long-term debt                         ---               4,251
         Repayments of long-term debt                                  (3,024)             (3,193)
                                                                      -------              ------

Net cash used in financing activities                                  (9,024)             (3,492)
                                                                      -------              ------

Net (decrease) increase in cash and cash equivalents                      (89)              1,298
                                                                      -------              ------

Cash and cash equivalents, beginning of period                          4,322               1,993
                                                                      -------              ------

Cash and cash equivalents, end of period                              $ 4,233               3,291
                                                                      =======              ======


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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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
                                                         ===========

6.   COMMITMENTS AND CONTINGENCIES

     The Company periodically sells notes receivable from gaming machine equipment sales to banks and other third parties. The notes are secured by the underlying equipment. The receivables sold are subject to recourse provisions in the event of default by the primary obligor. The outstanding balance of the notes receivable sold with recourse was approximately $2,899,000 at March 31, 1997. The Company has established reserves for estimated losses under the recourse provisions. At March 31, 1997, the Company

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


had guaranteed or pledged security for the indebtedness of others in the amount of approximately $3,304,000 (including $2,899,000 notes receivable sold to banks and other third parties).

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

     The recovery of a significant amount of the Company's investment of approximately $20.0 million in the racetrack operations in New Mexico is largely contingent upon the implementation of gaming legislation in the state. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park, New Mexico. The bill allows, among other things, the operation of up to 300 video gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until early 1998.

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

     International sales denominated in foreign currencies accounted for approximately $4.4 million or 9% of the Company's total revenues for the three months ended March 31, 1997 and $16.6 million or 9% of total revenues for the fiscal year ended December 31, 1996. Management can give no assurances that changes in currency and exchange rates will not materially affect the Company's revenues, costs, cash flows and business practices and plans. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, delays in receiving payments on accounts receivable balances, reimbursement approvals (both governmental and private), difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws and regulations. In addition, the Company's foreign operations would be affected by general economic conditions in the international markets in which the Company does business, such as a prolonged economic downturn in Europe or the Asian-Pacific region. There can be no assurances that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition, results of operations or cash flows. The Company has not historically attempted to hedge the risks of fluctuating exchange rates given the currencies involved and the terms of payment granted to its customers.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


in the costs are labor, material, consulting, occupancy and other expenses associated with the research and development efforts. Development costs are capitalized in accordance with Statement of Financial Accounting Standards Board Statement No. 86 for certain software developed for sale or lease.

     Other charges include special and unusual charges recorded by the Company for restructurings, asset valuation impairments, liquidated damage assessments and other contract losses. The Company excludes these other charges from the calculation of gross profit due to the nature of each charge as disclosed in the discussion of gross profit margin for each segment of the Company's operations. Such other charges are considered special and unusual in nature and are not associated with the revenue stream of any segment of the Company's operations. Accordingly, the Company believes that the inclusion of such other charges in the determination of gross profit would not be indicative of past, current or anticipated future gross profit margins.

First Quarter 1997 Compared with First Quarter 1996
---------------------------------------------------

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


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

     In the quarter ended March 31, 1996, the Company recorded approximately $6.0 million of special and other charges for the termination of the Arizona Lottery contract and disputes with other on-line lottery customers. The disputes were related to performance issues with EDS. The Company has excluded these charges from the determination of gross profit due to their nature and believes the charges are not indicative of past, current or anticipated future gross profit margins.

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

     The following table reflects domestic and foreign revenues representing 10% or more of the segments revenues for the first quarters of 1997 and 1996 (amounts in millions):

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                       1997                1996            $ Change            % Change
                                       ----                ----            --------            --------

     Domestic:
        Montana routes                $ 4.4                 4.0                0.4                 10.0
        Oregon                          1.7                 0.1                1.6              1,600.0
        Oregon lease                    1.7                 1.4                0.3                 21.4
        Other lease                     1.3                 1.0                0.3                 30.0
        Other, combined                 4.1                 1.8                2.3                127.8
                                      -----                ----               ----
                                       13.2                 8.3                4.9                 59.0
                                      -----                ----               ----
     Foreign:
        Alberta, Canada                 0.1                 2.5               (2.4)               (96.0)
        Quebec, Canada                  3.1                 1.9                1.2                 63.2
        Other foreign, combined         1.3                 2.1               (0.8)               (38.1)
                                      -----                ----               ----
                                        4.5                 6.5               (2.0)               (30.8)
                                      -----                ----               ----

                                      $17.7                14.8                2.9                 19.6
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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


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

     The recovery of a significant amount of the Company's investment of approximately $20.0 million in the racetrack operations in New Mexico is largely contingent upon the implementation of gaming legislation in the state. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park, New Mexico. The bill allows, among other things, the operation of up to 300 video gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until early 1998.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


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

     Inventories decreased by $1.1 million to $17.2 million at March 31, 1997 from $18.3 million at December 31, 1996. The Company manufactures inventories for sale and lease as well as use in the provision of services under long-term contracts. Inventories purchased and manufactured for use in the provision of services are transferred to property, plant and equipment when installed pursuant to the terms of such long term contracts.

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

     During 1996, the Company sold notes receivable from gaming machine equipment sales, with a face value of $1.5 million to banks and other third parties. The notes are secured by the underlying equipment. The receivables sold are subject to recourse provisions in the event of default by the primary obligor. The outstanding balance of the notes receivable sold with recourse was approximately $2.9 million at March 31, 1997 and $4.7 million at December 31, 1996. At March 31, 1997, the Company had a reserve of $0.4 million established for any losses under the recourse provisions. At March 31, 1997 and December 31, 1996, respectively, the Company had guaranteed or pledged security for the indebtedness of others in the amount of approximately $3.3 million and $5.8 million (including notes receivable sold to banks and other third parties).

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

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