Form 10-Q/A
period 1997-06-30
POWERHOUSE TECHNOLOGIES INC /DE
filed 1998-02-09
CIK 875459

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

                          POWERHOUSE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I.     FINANCIAL INFORMATION
                                                                            Page

ITEM 1.     Financial Statements

            Consolidated Statements of Earnings
            Six Months Ended June 30, 1997 and 1996
            Three Months Ended June 30, 1997 and 1996                          4

            Consolidated Balance Sheets
            June 30, 1997 and December 31, 1996                                5

            Consolidated Statement of Stockholders' Equity
            Six Months Ended June 30, 1997                                     6

            Consolidated Statements of Cash Flows
            Six Months Ended June 30, 1997 and 1996                            7

            Notes to Consolidated Financial Statements                         8

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         14

Signatures                                                                    21

     Powerhouse Technologies, Inc. (the "Company") was incorporated in Delaware in May 1991. The Company acts as a holding company for eleven active corporations. Unless the context otherwise requires, references to the "Company" or "VLT" refer to Powerhouse Technologies, Inc. and its subsidiaries; references to "AWI" refer to Automated Wagering International, Inc., one of the Company's three principal operating subsidiaries, which provides on-line lottery systems and services primarily to governmental lottery authorities; references to "VLC" refer to Video Lottery Consultants, Inc., another of the Company's three principal operating subsidiaries, which designs, manufactures and markets casino and video lottery gaming machines and central control systems; references to "United Tote" refer to the Company's third principal operating subsidiary whose operating units provide computerized pari-mutuel wagering systems for horse and greyhound racetracks, off-track betting facilities and jai alai frontons. The Company also owns and operates a racetrack facility in Sunland Park, New Mexico, which is combined with United Tote to form the wagering systems and racetrack operation segments for reporting purposes. References to the "Subsidiaries" refer to AWI, VLC, United Tote, Sunland Park and the other subsidiaries of the Company.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             STATEMENTS OF EARNINGS
                    (in thousands except for per share data)

                                              Six Months Ended June 30,  Three Months Ended June 30,
                                              -------------------------  ---------------------------
                                                 1997          1996          1997          1996
                                                 ----          ----          ----          ----

REVENUES:
   On-line lottery                             $48,907        45,353        25,913        22,121
   Gaming machine and route operations          31,501        30,453        13,762        15,642
   Wagering systems and racetrack operations    14,737        14,144         7,466         7,442
                                               -------        ------        ------        ------
     Total revenues                             95,145        89,950        47,141        45,205
                                               -------        ------        ------        ------

COSTS AND EXPENSES:
   On-line lottery                              32,312        27,361        17,157        12,861
   Gaming machine and route operations          16,555        16,061         7,317         7,880
   Wagering systems and racetrack operations    10,904        10,412         5,265         5,009
   Selling, general and administrative          15,240        15,209         7,546         7,530
   Research and development                      4,843         3,124         2,346         1,932
   Other charges                                   ---         8,235           ---         2,235
   Depreciation and amortization                11,841        11,462         5,806         5,597
                                               -------        ------        ------        ------
     Total costs and expenses                   91,695        91,864        45,437        43,044
                                               -------        ------        ------        ------

Earnings (loss) from operations                  3,450        (1,914)        1,704         2,161
                                               -------        ------        ------        ------

OTHER INCOME (EXPENSE):
   Interest and other income (expense)             390           381           155          (108)
   Interest expense                             (2,010)       (2,176)       (1,016)       (1,240)
                                               -------        ------        ------        ------

                                                (1,620)       (1,795)         (861)       (1,348)
                                               -------        ------        ------        ------

Earnings (loss) before income taxes and
     extraordinary items                         1,830        (3,709)          843           813

Income tax (expense) benefit                    (1,046)          666          (343)         (319)
                                               -------        ------        ------        ------

Net earnings (loss) before extraordinary items     784        (3,043)          500           494

Extraordinary gain, net                         13,269         4,014           ---           ---
                                               -------        ------        ------        ------

Net earnings                                   $14,053           971           500           494
                                               =======       =======        ======        ======

Net earnings (loss) per share:
   Before extraordinary items                    $ .07          (.24)          .05          .04
   From extraordinary items                       1.28           .32           ---          ---
                                                 -----          ----          ----         ----
                                                 $1.35           .08           .05          .04
                                                 =====          ====           ===          ===

Weighted average shares                         10,386        12,595        10,371       12,595
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
                              par          Stock        Paid-in       Treasury        Compen-           lated         holders'
                             value       par value      Capital        Stock          sation           Deficit         Equity
---------------------------------------------------------------------------------------------------------------------------------

December 31,                    $19           108        97,765            ---           (417)         (25,244)        72,231
  1996

Net earnings                    ---           ---           ---            ---            ---           14,053         14,053

Shares redeemed
 pursuant to EDS
 settlement                     ---             1           126        (9,100)            ---              ---         (8,973)

Amortization of
  deferred
  restricted stock
  compensation                  ---           ---           ---            ---            100              ---            100
                               ----          ----        ------        -------           ----          -------         ------

June 30, 1997                   $19           109        97,891        (9,100)           (317)         (11,191)        77,411
                                ===           ===        ------        ======            ====          =======         ======
---------------------------------------------------------------------------------------------------------------------------------

1997 Share Data
                                                                                                Treasury Stock
                                                                                                --------------
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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                    1997                1996
                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                  $14,053                 971
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                              11,841              11,462
         Other charges                                                 ---               8,235
         Extraordinary gain, net                                   (13,269)             (4,014)
         Other, net                                                    171                   5
     Changes in operating assets and liabilities:
         Receivables, net                                            2,038              (1,658)
         Inventories                                                 6,481              (4,245)
         Prepaid expenses                                             (120)                106
         Accounts payable                                           (1,496)             32,507
         Accrued expenses                                            1,894              (2,949)
         Income taxes                                                4,850                 375
                                                                   -------             -------
Net cash provided by operating activities                           26,443              40,795
                                                                   -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                       (4,717)            (20,998)
         Expenditures on intangible and other noncurrent assets       (828)             (8,176)
         Proceeds from sales of equipment                              ---                  22
         Change in restricted cash deposits                             (2)                852
                                                                   --------            -------
Net cash used in investing activities                               (5,547)            (28,300)
                                                                   -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments on notes payable                              (7,650)             (8,250)
         Proceeds from issuance of long-term debt                      643               4,251
         Repayments of long-term debt                               (5,678)             (6,251)
                                                                   -------             -------

Net cash used in financing activities                              (12,685)            (10,250)
                                                                   -------             -------

Net increase in cash and cash equivalents                            8,211               2,245

Cash and cash equivalents, beginning of period                       4,322               1,993
                                                                   -------             -------

Cash and cash equivalents, end of period                           $12,533               4,238
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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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
                                                                                ===========     ==========

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

     The recovery of a significant amount of the Company's investment of approximately $20.0 in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming legislation in the state. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari- mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 video gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until mid-1998. The Company has developed preliminary architectural plans for casino gaming at the racetrack facility.

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

     International sales denominated in foreign currencies accounted for approximately $4.7 million or 5% of the Company's total revenues for the six months ended June 30, 1997 and $16.6 million or 9% of total revenues for the fiscal year ended December 31, 1996. Management can give no assurances that changes in currency and exchange rates will not materially affect the Company's revenues, costs, cash flows and business practices and plans. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, delays in receiving payments on accounts receivable balances, reimbursement approvals (both governmental and private), difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws and regulations. In addition, the Company's foreign operations would be affected by general economic conditions in the international markets in which the Company does business, such as a prolonged economic downturn in Europe or the Asian-Pacific region. There can be no assurances that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition, results of operations or cash flows. The Company has not historically attempted to hedge the risks of fluctuating exchange rates given the currencies involved and the terms of payment granted to its customers.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not have a material adverse effect on its consolidated financial position or results of operations.




















                      [This space intentionally left blank]

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


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

     In the second quarter of 1996, the Company recorded $2.2 million of other special charges for contingent liabilities of approximately $1.1 million and for an inventory impairment of $1.1 million due to customer disputes resulting from performance issues with EDS and a reduction in market value of on-line lottery inventories. The Company excludes these special charges from the determination gross profit due to

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


their  nature  and  believes   that  the   inclusion  of  such  charges  in  the
determination of gross profit would not be indicative of past, current or anticipated future gross profit margins.

                       Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment decreased by $1.8 million, or 12%, to $13.8 million from $15.6 million in 1996. The decrease reflects the 1996 sales of gaming machines and system equipment to Peru and Norway without corresponding sales in 1997.

     Revenue was recognized on shipments of 1,059 units in the second quarter 1997 as compared to 1,133 units in 1996. Included in the total units were 0 and 18 royalty unit sales in the quarters ended June 30, 1997 and 1996, respectively. Revenues from sales of units pursuant to royalty arrangements have minimal related direct costs. The Company previously earned revenues from sales of units under a royalty arrangement with an Australian company in certain Australian jurisdictions. The royalty arrangement was terminated effective mid-1997. The Company had approximately 371 units at customer locations under trial arrangements at June 30, 1997. Revenue from leasing and revenue sharing arrangements was $2.5 million on 4,090 units in the second quarter 1997 as compared to $2.6 million on 5,765 units in 1996.

     The  following   table  reflects   domestic  and  foreign  revenue  sources
representing 10% or more of the segment's revenues for the second quarters of 1997 and 1996 (amounts in millions):

                                                      Three Months Ended June  30,
                                 1997          1996              $ Change            % Change
                                 ----          ----              --------            --------

     Domestic:
          Montana                $ 1.6           1.0                0.6                 60.0
          Montana routes           4.3           4.0                0.3                  7.5
          Oregon                   1.0           1.4               (0.4)               (28.6)
          Other, combined          6.3           3.9                2.4                 61.5
                                 -----          ----               ----
                                  13.2          10.3                2.9                 28.2
                                  ----          ----               ----
     Foreign:
          Norway                   ---           1.8               (1.8)              (100.0)
          Peru                     ---           2.6               (2.6)              (100.0)
          Other, combined          0.6           0.9               (0.3)               (33.3)
                                 -----          ----               ----
                                   0.6           5.3               (4.7)               (88.7)
                                 -----          ----               ----

                                 $13.8          15.6               (1.8)               (11.5)
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

     POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


partnering with or purchasing racetracks and owning and operating its own facility, Sunland Park. The Company is the only full service supplier of gaming and pari-mutuel systems and services to racetracks in North America and believes it has a competitive advantage due to its existing United Tote customer relationships in the pari-mutuel industry.

     The recovery of a significant amount of the Company's investment of approximately $20.0 million in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming legislation in the state of New Mexico. On March 21, 1997 the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack. The bill allows, among other things, the operation of up to 300 gaming machines per facility for up to twelve hours per day. The legal and regulatory processes necessary to implement the gaming legislation are progressing as expected. The Company has developed preliminary architectural plans and performed additional market research in anticipation of a 1998 opening of casino operations at the racetrack facility.

     The gross profit margin from wagering systems service revenue was 37% in the second quarter 1997 as compared to 44% in 1996. The decrease is attributable to increased operating costs related to start-up of operations for live racing at Lone Star Park in Texas, the newest thoroughbred racetrack in North America as well as higher operating costs in certain other states. Also contributing to the decrease is the closure of two customer racetracks which carried relatively higher gross profit margins. The gross profit margin on wagering systems service revenue fluctuates primarily based on the pari-mutuel racing seasons of customer racetracks. Typically, the segment experiences relatively higher revenues and gross profit margins in the second and third quarters of the calendar year. Management does not anticipate this trend to change in the near future and does not anticipate any significant increase in gross profit margin levels on service revenue in the near future. The gross profit from equipment sales of $.6 million was 58% in the second quarter 1997 as compared to 40% on $.6 million of sales in 1996. The Company experienced a negative gross profit from the racetrack operations of approximately $.1 million in the second quarters of 1997 and 1996.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


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

     In the six months ended June 30, 1996, the Company recorded cumulative special and other charges of $8.2 million consisting of $1.8 million for inventory impairments and $6.4 million related to customer disputes resulting from performance issues with EDS. The Company has excluded these costs and charges from the determination of gross profit due to their nature and the Company believes such charges are not indicative of past, current or anticipated future gross profit margins.

     In 1996, the Company withheld certain payments to EDS primarily due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the agreement between EDS and the Company was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other and agreed to transition the EDS services and personnel to the Company. The terms of the settlement include the receipt by the Company of all of the common and preferred stock of the Company owned by EDS (545,454 common and 1,912,728 preferred shares), certain property, plant and equipment used in the provision of services to on-line lottery customers and the extinguishment of approximately $38.0 million of outstanding fees payable to EDS in consideration of the Company's $26.1 million promissory note. The note calls for interest payments only for the first two years and principal and interest payments in years three through seven (maturity). the note is secured by the 2,458,182 shares of redeemed common and preferred stock, certain inventories, fixed assets and software technology, and carries prepayment provisions upon the disposal of substantially all the assets or stock of the Company's on-line lottery subsidiary. The transition of the EDS services and related employees to the Company was completed in the second quarter of 1997 and is expected to lower operating costs and improve customer service.

                       Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment increased by $1.0 million, or 3%, to $31.5 million from $30.5 million in the first six months of 1996.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


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

     The  following   table  reflects   domestic  and  foreign  revenue  sources
representing 10% or more of the segment's revenues for the first six months of 1997 and 1996 (amounts in millions):

                                                      Six Months Ended June  30,
                                 1997           1996        $ Change        % Change
                                 ----           ----        --------        --------
     Domestic:
          Montana                $ 2.2            1.6            0.6             37.5
          Montana routes           8.7            8.0            0.7              8.8
          Oregon                   4.6            3.1            1.5             48.4
          Other, combined         10.9            6.1            4.8             78.7
                                 -----           ----           ----
                                  26.4           18.8            7.6             40.4
                                 -----           ----           ----
     Foreign:
          Quebec                   3.2            2.0            1.2             60.0
          Peru                     ---            3.5           (3.5)          (100.0)
          Other, combined          2.9            6.2           (2.3)           (37.0)
                                 -----           ----           ----
                                   5.1           11.7           (6.6)           (56.4)
                                 -----           ----           ----

                                 $31.5           30.5            1.0              3.3
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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


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

     During 1996, the Company sold notes receivable from gaming machine equipment sales, with a face value of $1.5 million to banks and other third parties. The notes are secured by the underlying equipment. The receivables sold are subject to recourse provisions in the event of default by the primary obligor. The outstanding balance of the notes receivable sold with recourse was approximately $2.7 million at June 30, 1997 and $4.7 million at December 31, 1996. At June 30, 1997, the Company had a reserve of $0.4 million established for any losses under the recourse provisions. At June 30, 1997 and December 31, 1996, respectively, the Company had guaranteed or pledged security for the indebtedness of others in the amount of approximately $3.6 million and $5.8 million (including notes receivable sold to banks and other third parties).

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