Form 10-Q/A
period 1997-09-30
POWERHOUSE TECHNOLOGIES INC /DE
filed 1998-02-09
CIK 875459

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-Q/A

                                 Amendment No. 1
                            (Part I - Items 1 and 2)

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

                          POWERHOUSE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                            Page

ITEM 1.  Financial Statements

         Consolidated Statements of Earnings
         Nine Months Ended September 30, 1997 and 1996
         Three Months Ended September 30, 1997 and 1996                        4

         Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996                              5

         Consolidated Statement of Stockholders' Equity
         Nine Months Ended September 30, 1997                                  6

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1997 and 1996                         7

         Notes to Consolidated Financial Statements                            8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13

Signatures                                                                    22

     Powerhouse Technologies, Inc. (the "Company") was incorporated in Delaware in May 1991. The Company acts as a holding company for eleven active corporations. Unless the context otherwise requires, references to the "Company" refer to Powerhouse Technologies, Inc. and its subsidiaries; references to "AWI" refer to Automated Wagering International, Inc., one of the Company's three principal operating subsidiaries, which provides on-line lottery systems and services primarily to governmental lottery authorities; references to "VLC" refer to Video Lottery Consultants, Inc., another of the Company's three principal operating subsidiaries, which designs, manufactures and markets casino and video lottery gaming machines and central control systems; references to "United Tote" refer to the Company's third principal operating subsidiary whose operating units provide computerized pari-mutuel wagering systems for horse and greyhound racetracks, off-track betting facilities and jai alai frontons. The Company also owns and operates a racetrack facility in Sunland Park, New Mexico, which is combined with United Tote to form the wagering systems and racetrack operation segments for reporting purposes. References to the "Subsidiaries" refer to AWI, VLC, United Tote, Sunland Park and the other subsidiaries of the Company.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             STATEMENTS OF EARNINGS
                    (in thousands except for per share data)

                                                       Nine Months Ended             Three Months Ended
                                                         September 30,                   September 30,
                                                       1997           1996           1997           1996
                                                       ----           ----           ----           ----

REVENUES:
   On-line lottery                                   $ 71,671        65,790          22,764        20,437
   Gaming machine and route operations                 51,627        43,560          20,126        13,107
   Wagering systems and racetrack operations           21,322        21,534           6,585         7,390
                                                    ---------       -------          ------        ------
     Total revenues                                   144,620       130,884          49,475        40,934
                                                     --------       -------          ------        ------

COSTS AND EXPENSES:
   On-line lottery                                     48,244        42,596          15,932        15,235
   Gaming machine and route operations                 28,790        23,283          12,235         7,222
   Wagering systems and racetrack operations           15,300        15,408           4,396         4,996
   Selling, general and administrative                 22,983        21,618           7,743         6,409
   Research and development                             7,122         5,062           2,279         1,938
   Other charges                                          ---        12,935             ---         4,700
   Depreciation and amortization                       16,943        17,315           5,102         5,853
                                                     --------       -------          ------        ------
     Total costs and expenses                         139,382       138,217          47,687        46,353
                                                     --------       -------          ------        ------

Earnings (loss) from operations                         5,238        (7,333)          1,788        (5,419)
                                                    ---------       -------          ------        ------

OTHER INCOME (EXPENSE):
   Interest and other income                              709           751             319           311
   Interest expense                                    (2,978)       (2,911)           (968)         (735)
                                                    ---------       -------          ------        ------
                                                       (2,269)       (2,160)           (649)         (424)
                                                    ---------       -------          ------        ------
Earnings (loss) before income taxes and
     extraordinary items                                2,969        (9,493)          1,139        (5,843)

Income tax (expense) benefit                           (1,595)        1,198            (549)          532
                                                    ---------       -------          ------        ------

Net earnings (loss) before extraordinary items          1,374        (8,295)            590        (5,311)

Reversal of provision for loss on discontinuance
     of wagering systems operations                       ---         5,482             ---         5,541
                                                  -----------       -------          ------        ------

Net earnings (loss) before extraordinary items          1,374        (2,813)            590           230

Extraordinary gain, net                                13,269         4,014             ---           ---
                                                    ---------       -------          ------        ------

Net earnings (loss)                                  $ 14,643         1,201             590           230
                                                     ========       =======          ======        ======

Net earnings (loss) per share:
     Before extraordinary items                         $ .13          (.66)            .06           .02
      Discontinued operations                             ---           .44             ---           ---
     From extraordinary items                            1.28           .32             ---           ---
                                                        -----          ----            ----          ----
                                                        $1.41           .10             .06           .02
                                                        =====          ====            ====          ====

Weighted average shares                                10,406          12,598        10,524        12,595
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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------

                              Series A                                       Restricted                       Total
                             Preferred          Common                         Stock         Accumu-          Stock
                               Stock             Stock          Paid-in       Compen-         lated          holders'
                             par value         par value        Capital        sation        Deficit          Equity
------------------------------------------------------------------------------------------------------------------------

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
 settlement

Amortization of
  deferred
  restricted stock
  compensation                ---                ---               ---          150             ---              150
                              ---                ---            ------          ---          ------           ------
September 30,
  1997                        $19                109            88,847         (267)        (10,601)          78,107
                              ===                ===            ======         ====         =======           ======
------------------------------------------------------------------------------------------------------------------------

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the requirements outlined in Financial Accounting Standards Board Emerging Issues Task Force issue No. 90-16 "Accounting for Discontinued Operations Subsequently Retained," the results of operations of the wagering systems segment have been reclassified to continuing operations in all periods presented.

4.   INVENTORIES

     A summary of inventory follows:

                                             September 30,         December 31,
                                                  1997                 1996
                                                  ----                 ----
     Manufacturing:
          Raw materials                        $5,278,000            5,462,000
          Work-in-process                         330,000              733,000
          Finished goods                        6,779,000           11,322,000
     Ticket paper                               1,547,000              610,000
     Customer service and other                   420,000              170,000
                                              -----------           ----------
                                              $14,354,000           18,297,000
                                              ===========           ==========

5.   LONG-TERM DEBT

                                                                                 September 30,   December 31,
                                                                                      1997           1996
                                                                                      ----           ----

     Note payable  at  prime  with  interest  only  payments  through  1998.
          Thereafter  due  in  monthly  installments,   including  interest,
          through January 2004. Secured by certain inventories, property and equipment, intangible assets
          and treasury stock (see Note 2)                                         $25,738,000            ---
     8.25% note payable in monthly installments, including interest,
          through September 2001 (see Note 3)                                       5,115,000      5,729,000
     7.2% to 11.0% capital lease obligations, due in monthly install-
          ments of $4,573 to $26,567 including interest, maturing
          through May 2002                                                          1,314,000      1,753,000
     9.0% note payable in monthly installments including interest
          through December 1998, secured by assets leased to others                 3,186,000      5,164,000
     LIBOR plus 3.25% notes payable in equivalent monthly
          installments of $250,000 plus interest through February
          1998.  Secured by stock of certain subsidiaries                           2,770,000      7,270,000
                                                                                  -----------     ----------

                                                                                   38,123,000     19,916,000

     Less current installments                                                      6,095,000     10,604,000
                                                                                  -----------     ----------

     Long-term debt, excluding current installments                               $32,028,000      9,312,000
                                                                                  ===========     ==========

     The aggregate maturities of long-term debt are as follows:

     Twelve months ending September 30,
          1998                                           $6,095,000
          1999                                            6,299,000
          2000                                            7,165,000
          2001                                            6,646,000
          2002                                            5,808,000
          Thereafter                                      6,110,000
                                                         ==========

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company maintains a $19,500,000 revolving line of credit with First Bank, N.A., of which $9,500,000 is committed under the Company's bonding program and the balance of $10,000,000 is available for working capital. At September 30, 1997, the full $10,000,000 was available to the Company to draw on.

6.   COMMITMENTS AND CONTINGENCIES

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming legislation in the state. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until mid-1998. The Company has had architectural plans developed for casino gaming at the racetrack facility and has initiated construction. The Company's investment in the racetrack operations is approximately $20.0 million at September 30, 1997 and current plans call for approximately $8,000,000 of capital expenditures for facility enhancements, gaming machines and related equipment.

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

     The Company is currently conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 issue is pervasive and complex, as virtually every computer operation of the Company, including both internal systems and systems delivered to customers, will be affected in some way by the roll-over of the two-digit year value to "00." Computer systems that do not properly recognize date-sensitive information could generate erroneous data or cause a complete system failure. The Company believes that, with modification of existing computer systems, updates by vendors and conversion to new software in the ordinary course of its business, the Year 2000 issue will not pose significant operational problems for the Company's computer systems. However, if such modifications and conversions are not completed timely or properly, the Year 2000 issue may have a material impact on the business and operations of the Company. The costs of modifications and conversions are not anticipated to be material, but will principally represent a re-deployment of existing or otherwise planned resources. No assurance can be given that the Company will successfully avoid any problems associated with the Year 2000 issue.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     International sales denominated in foreign currencies accounted for approximately $13.9 million or 10% of the Company's total revenues for the nine months ended September 30, 1997 and $16.6 million or 9% of total revenues for the fiscal year ended December 31, 1996. Management can give no assurances that changes in currency and exchange rates will not materially affect the Company's revenues, costs, cash flows and business practices and plans. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, delays in receiving payments on accounts receivable balances, reimbursement approvals (both governmental and private), difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws and regulations. In addition, the Company's foreign operations would be affected by general economic conditions in the international markets in which the Company does business, such as a prolonged economic downturn in Europe or the Asian-Pacific region. There can be no assurances that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition, results of operations or cash flows. The Company has not historically attempted to hedge the risks of fluctuating exchange rates given the currencies involved and the terms of payment granted to its customers.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


     The Company has submitted a bid to the Pennsylvania Lottery for an on-line lottery contract to replace the contract the Company currently has with the lottery. The current contract expires in December 1998.

     In the quarter ended September 30, 1996, the Company recorded $1.6 million of special and other charges consisting of inventory write-offs and reserves, and write-offs of deferred start-up costs in conjunction with the Company's agreement with the Kentucky Lottery Corporation not to proceed with the finalization of a contract which was previously awarded to the Company. These charges have been excluded from the determination of gross profit due to their nature and the Company believes they are not indicative of anticipated future gross profits.

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

     The  following   table  reflects   domestic  and  foreign  revenue  sources
representing 10% or more of the segment's revenues for the third quarters of 1997 and 1996 (amounts in millions):

                                         Three Months Ended September  30,
                               ------------------------------------------------------
                                1997           1996         $ Change         % Change
                                ----           ----         --------         --------

     Domestic:
          Montana              $ 0.3            0.9           (0.6)            (66.7)
          Montana routes         4.5            4.3            0.2               4.7
          Oregon                 1.4            1.7           (0.3)            (17.6)
          Other, combined        7.4            2.7            4.7             174.1
                               -----           ----           ----
                                13.6            9.6            4.0              41.7
                               -----           ----           ----
     Foreign:
          Quebec                 5.6            0.1            5.5               ---
          Other, combined        0.9            3.4           (2.5)            (73.5)
                               -----           ----           ----
                                 6.5            3.5            3.0              85.7
                               -----           ----           ----

                               $20.1           13.1            7.0              53.4
                               =====           ====           ====             =====

     The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue as well as royalty and lease revenues was 39% in the third quarter 1997 as compared to

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


45% in the third quarter 1996. The decline in the gross profit margin reflects the relatively higher revenue from sales to Quebec which carry a lower gross profit margin. The gross profit margin from route operations was 27% in the third quarter of 1997 and 28% in 1996.

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operation segments decreased by $.8 million, or 11%, to $6.6 million from $7.4 million in the third quarter of 1996. Decreased revenues due to customer racetrack closures were partially offset by increased revenues from new and existing customers. Revenue from sales of wagering systems equipment was $.4 million in the third quarter of 1997 and $.7 million in 1996. Revenue from the racetrack operations in Sunland Park, New Mexico was approximately $1.3 million in the third quarter of 1997 and $1.4 million in the third quarter of 1996.

     The Company believes that a growing market exists for video lottery gaming at pari-mutuel racetracks, which have suffered from declining attendance in recent years due to the proliferation of casino gaming outside of Las Vegas and Atlantic City. To permit the racing industry to become more competitive, some states have enacted legislation that allows video gaming devices at racetracks, a trend that the Company believes will continue. The Company intends to participate in this growth by supplying its gaming machines and systems, partnering with or purchasing racetracks and owning and operating its own facility, Sunland Park. The Company is the only full service supplier of gaming and pari-mutuel systems and services to racetracks in North America and believes it has a competitive advantage due to its existing United Tote customer relationships in the pari-mutuel industry.

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

     The Company recorded other charges of approximately $3.1 million in the quarter ended September 30, 1996 associated with its wagering systems segment. Approximately $2.8 million of such other charges represented impairments of long-lived assets recorded in conjunction with the Company's strategic decision to retain and operate the wagering systems segment previously reported as discontinued. See Note 3 to the Consolidated Financial Statements. Additionally, the Company consolidated the manufacturing operations of this segment to the Company's Bozeman, Montana facility, which resulted in employee terminations and other incremental costs of approximately $0.3 million. These other charges have been excluded from the determination of gross profit due to their unusual nature and are not considered by the Company to be indicative of anticipated future operating results.

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

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming legislation in the state. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park. The bill allows, among

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


other things, the operation of up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until mid-1998. The Company has had architectural plans developed for casino gaming at the racetrack facility and has initiated construction. The Company's investment in the racetrack operation is approximately $20.0 million at September 30, 1997 and current plans call for approximately $8,000,000 of capital expenditures for facility enhancements, gaming machines and related equipment.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


     The gross profit margin for on-line lottery revenues was 33% in the first nine months of 1997 as compared to 35% in the first nine months of 1996. The decrease is primarily attributable to lower margins attained on the revenues from the contract with the Maryland Lottery implemented in the third quarter 1996. The Company anticipates the gross profit margin levels to improve as the system operation matures; however, there can be no assurance of such improvements. The expiration of the Company's contract with the Washington Lottery in June 1996 also contributed to the decline in gross profit margins due to the relatively higher margin levels from that contract.

     The Company recorded other charges of approximately $9.8 million in the nine months ended September 30, 1996 associated with the on-line lottery segment. The charges were primarily associated with customer disputes stemming from performance issues with Electronic Data Systems Corporation ("EDS") with which the Company had contracted to perform certain services for the Company's customers. Such other charges have been excluded from the determination of gross profit due to their nature and are not considered by the Company to be indicative of anticipated future operating results.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


     The  following   table  reflects   domestic  and  foreign  revenue  sources
representing 10% or more of the segment's revenues for the first nine months of 1997 and 1996 (amounts in millions):

                                                      Nine Months Ended September  30,
                                    ----------------------------------------------------------
                                      1997           1996         $ Change            % Change
                                      ----           ----         --------            --------

     Domestic:
          Montana                    $ 2.6            2.5             0.1                  4.0
          Montana routes              13.2           12.2             1.0                  8.2
          Oregon                       6.1            4.8             1.3                 27.1
          Other, combined             18.0            8.7             9.3                106.8
                                     -----           ----            ----
                                      39.9           28.2            11.7                 41.5
                                     -----           ----            ----
     Foreign:
          Quebec                       8.8            2.0             6.8                340.0
          Other, combined              2.9           13.3           (10.4)               (78.2)
                                     -----           ----           -----
                                      11.7           15.3            (3.6)               (23.5)
                                     -----           ----           -----

                                     $51.6           43.5             8.1                 18.6
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

     The Company recorded other charges of approximately $3.1 million in the nine months ended September 30, 1996 associated with its wagering systems segment. Approximately $2.8 million of such other charges represented impairments of long-lived assets recorded in conjunction with the Company's strategic decision to retain and operate the wagering systems segment previously reported as discontinued. See Note 3 to the Consolidated Financial Statements. Additionally, the Company consolidated the manufacturing operations of this segment to the Company's Bozeman, Montana facility, which resulted in employee terminations and other incremental costs of approximately $0.3 million. These other charges have been excluded from the determination of gross profit due to their unusual nature and are not considered by the Company to be indicative of anticipated future operating results.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


                       Selling, General and Administrative

     Total selling, general and administrative (S,G&A) expenses were $23.0 million in the nine months ended September 30, 1997 and $21.6 million in the nine months ended September 30, 1996. As a percentage of revenues, S,G&A expenses were 16% in the first nine months of 1997 as compared to 17% in 1996. The $1.4 million increase over 1996 levels reflects increased personnel and related administrative costs associated with the development of the Company's gaming machine sales and customer service efforts as well as increased infrastructure costs related to the transition of on-line lottery services from EDS to the Company.

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

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming legislation in the state. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until mid-1998. The Company has had architectural plans developed for casino gaming at the racetrack facility and

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


has initiated construction. The Company's investment in the racetrack operations is approximately $20.0 million at September 30, 1997 and current plans call for approximately $8,000,000 of capital expenditures for facility enhancements, gaming machines and related equipment.

     During 1996, the Company sold notes receivable from gaming machine equipment sales, with a face value of $1.5 million to banks and other third parties. The notes are secured by the underlying equipment. The receivables sold are subject to recourse provisions in the event of default by the primary obligor. The outstanding balance of the notes receivable sold with recourse was approximately $3.0 million at September 30, 1997 and $4.7 million at December 31, 1996. At September 30, 1997, the Company had a reserve of $0.3 million established for any losses under the recourse provisions which reflects a $0.1 million reduction from the December 31, 1996 balance of $0.4 million. At September 30, 1997 and December 31, 1996, respectively, the Company had guaranteed or pledged security for the indebtedness of others in the amount of approximately $3.9 million and $5.8 million (including notes receivable sold to banks and other third parties).

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