Form 10-K
period 1997-12-31
POWERHOUSE TECHNOLOGIES INC /DE
filed 1998-03-30
CIK 875459

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                              ---------------------

                                    FORM 10-K

(Mark One)

  X    Annual Report pursuant to Section 13 or 15(d) of the Securities  Exchange
-----
Act of 1934 for the fiscal year ended December 31, 1997 or

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]
            -----

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 2, 1998, was approximately $134,904,000 (based on the last sale price of such stock as reported by NASDAQ National Market System on such date).

     The number of shares outstanding of the registrant's common stock, $.01 par value ("Common Stock"), as of March 2, 1998, was 10,477,952.

                                TABLE OF CONTENTS

                                     PART I

                                                                          Page

ITEM 1.  Business                                                            3
ITEM 2.  Properties                                                         28
ITEM 3.  Legal Proceedings                                                  28
ITEM 4.  Submission of Matters to a Vote of Security Holders                29

                                     PART II

ITEM 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters                                    30
ITEM 6.  Selected Financial Data                                            31
ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                33
ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk         41
ITEM 8.  Financial Statements and Supplementary Data                        42
ITEM 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                             67

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant                 67
ITEM 11. Executive Compensation                                             70
ITEM 12. Security Ownership of Certain Beneficial
         Owners and Management                                              74
ITEM 13. Certain Relationships and Related Transactions                     76

                                                          PART IV

ITEM 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K                                            77

Signatures                                                                  79


     Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competitive factors in the industry, including additional competition from existing competitors or future entrants to the industry; social and economic conditions; local, state and federal laws and regulations; changes in business strategy or development plans; the Company's indebtedness; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; and other factors.

                                     PART I

ITEM 1. BUSINESS

     Powerhouse Technologies, Inc. (the "Company") was incorporated in Delaware in May 1991. The Company acts as a holding company for ten active corporations. Unless the context otherwise requires, references in the form 10-K for fiscal year ended 1997 ("Form 10-K") to the "Company" or "PTI" refer to Powerhouse Technologies, Inc. and its subsidiaries; references to "AWI" refer to Automated Wagering International, Inc., one of the Company's four principal operating subsidiaries, which provides on-line lottery systems and services primarily to governmental lottery authorities; references to "VLC" refer to Video Lottery Consultants, Inc., another of the Company's three principal operating subsidiaries, which develops, manufactures and markets video lottery and casino gaming machines and central control systems; references to "UWS" or "United Tote" refer to United Wagering Systems, Inc., the Company's third principal operating subsidiary whose operating units provide computerized pari-mutuel wagering systems for horse and greyhound racetracks, off-track betting facilities and jai alai frontons. The Company also owns and operates a racetrack facility in Sunland Park, New Mexico, which is accounted for as part of the UWS operating segment. References to the "Subsidiaries" refer to AWI, VLC, UWS, Sunland Park and the other subsidiaries of the Company. The Company's principal executive offices are located at 2311 South Seventh Avenue, Bozeman, Montana 59715, and its telephone number is (406) 585-6600.

Certain Recent Developments

     On January 30, 1997 the Company and Electronic Data Systems Corporation ("EDS") reached an agreement to settle all claims against each other and transition all services and employees back to the Company. In January 1994, EDS purchased 545,454 shares of the Company's Common Stock and 1,912,728 shares of the Company's preferred stock (the "Preferred Stock"). The Company and EDS also effected a ten year agreement which, among other things, called for EDS to provide to the Company enhanced computing, communications, system and engineering and field maintenance services primarily related to AWI. In early 1996 the Company withheld payments to EDS primarily due to performance issues and related on-line lottery customer disputes. The terms of the settlement included the receipt by the Company of all of the Common and Preferred Stock shares owned by EDS, certain property and equipment used by EDS in the provision of services to the Company and the extinguishment of approximately $38 million of outstanding fees in return for a $26 million note payable, by the Company, which matures in 2004. As a result of the redemption of the EDS shares, EDS no longer has a right to representation on the Company's Board of Directors. The transition of services and related employees to the Company was completed in 1997. (See Note 2 to the Company's Consolidated Financial Statements.)

     On March 21, 1997, the New Mexico legislature voted to allow certain types of casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack at Sunland Park, New Mexico. Under this legislation, the Company will be permitted to operate up to 300 video gaming machines at its Sunland Park racetrack for up to twelve hours per day. The Company does not anticipate that casino gaming at Sunland Park will be operational until the third or fourth quarter of 1998. The implementation of racetrack gaming is, however, subject to formation of a gaming control board, equipment procurements and other regulatory conditions, including the granting of necessary licenses. At December 31, 1997 the Company's investment in the racetrack was approximately $20.8 million, and the Company anticipates expending an additional $8.0 million for facility enhancements, gaming machines and related equipment in the future. The recovery of a significant amount of the Company's investment in the racetrack operations in New Mexico is largely contingent upon the implementation of gaming legislation in that state.

     On November 14, 1997, the Company announced that AWI had been granted a new five-year award, with options for up to an additional five years, to continue operating Pennsylvania's lottery system. In its decision granting the award, Pennsylvania Secretary of Revenue Robert A. Judge, Sr. accepted the recommendation of its six-member Lottery review committee, which favored AWI on all criteria. The Committee's report specifically ranked AWI superior in all evaluation categories including technical and pricing. AWI has been the on-line lottery provider for Pennsylvania since the inception of its lottery system in 1975 and operates 7,040 terminals throughout the State.

     On January 2, 1998, the Company announced that its name change to Powerhouse Technologies, Inc. from Video Lottery Technologies, Inc., became effective January 1, 1998 and that it had begun trading on the Nasdaq National Market under the new ticker symbol PWRH.

     On February 10, 1998, the Company announced the completion of a secondary offering of approximately 14.5% of the Company's outstanding common stock (approximately 1.5 million shares). The shares were marketed and sold principally to a variety of institutional investors. The shares were offered by an investor group headed by William Spier. Pursuant to an agreement with the Company, Mr. Spier agreed to resign as a director of the Company effective upon disposition of the shares. In addition, he is subject to certain restrictions on his ability to acquire Company securities in the future.


                             Business of the Company

Powerhouse Technologies, Inc.

     The Company conducts its operations primarily through four wholly-owned subsidiaries, AWI, VLC, UWS (the latter more commonly known by the trade name of its principal subsidiary, United Tote) and Sunland Park. The Company develops, manufactures, sells and operates gaming and wagering systems in the on-line lottery, video lottery and casino gaming and pari-mutuel wagering markets.

Automated Wagering International, Inc.

     AWI develops, manufactures, installs and operates computer-based, on-line systems and is presently operating systems for state lotteries in Delaware, Florida, Maryland, Minnesota, Montana, Pennsylvania and South Dakota. An on-line lottery system consists of terminals located in numerous retail outlets, a telecommunications network, a central computer system and communications equipment software as well as the software to operate the system and process sales and validation of lottery game tickets. In the United States, AWI's products and services are typically marketed to lottery authorities through long-term contracts, awarded through a competitive bidding process. AWI typically maintains ownership of the lottery system and operates it for the state in return for a percentage of lottery ticket sales. In foreign jurisdictions, lottery equipment and systems are often sold and related software is licensed to lottery authorities. The Company acquired AWI pursuant to an asset purchase agreement in 1992. Internationally, AWI has sold and currently supports and/or maintains on-line lottery systems to customers in Norway, Canada and Chile.

     Governments in approximately 80 countries have authorized lottery games, such as lotto, numbers and keno as well as instant "scratch-off" games, primarily as a means of generating non-tax revenues. In the United States, lottery revenues are frequently designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. Many states have become increasingly dependent on their lotteries, as revenues from lottery ticket sales have become a significant source of funding for designated programs. In fiscal 1970, only two states had authorized traditional lotteries, selling an aggregate of $49.2 million in tickets. As of the end of 1997, 38 jurisdictions in the United States were operating on-line lottery systems, with aggregate lottery sales in excess of $34 billion. Worldwide lottery sales, excluding North America, exceeded $81 billion in 1997.

     There are many types of government-authorized lotteries in the world. The Company categorizes traditional (as opposed to video) lottery systems into two principal groups: "on-line" and "off-line."

     An on-line lottery system is generally used to conduct games such as lotto, sports pools, daily numbers and keno in which lottery players make their own selections. Various games of chance are offered involving the selection of numbers from a field of possible numbers. A lottery player requests the desired numbers and purchases the lottery ticket from the clerk-activated terminal provided by the Company or other lottery vendor to a lottery ticket retailer. The amount wagered per transaction is determined by individual lottery authorities and is usually $.50 to $1.00 per wager. The lottery terminals are typically located in high-traffic retail outlets, such as newsstands, convenience stores, gas stations, food stores, tobacco shops and liquor stores, which are selected by the lottery authorities to sell tickets on the lottery authority's behalf. The data is entered either manually by keyboard or automatically through a mark sense reader or scanner. The wager information is then transmitted via communication lines to the central computer system where the information is verified, recorded and stored. Winners are able to claim their prizes within minutes of the drawing of the winning number for the game selected.

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

     There are several advantages to on-line lotteries as compared to off-line lotteries. Most importantly, wagers can be accepted and processed by an on-line lottery system until minutes before a drawing. In cases where a large prize has attracted substantial wagering interest, the extended sales period increases the potential for higher lottery revenue. Unlike instant games or scratchers, where the number of winning tickets and amount of awards must be determined in advance, on-line lotteries allow for the rollover of lottery jackpots. In addition, on-line lottery systems provide greater reliability and security than either off-line numbers games or scratchers, allow a wider variety of games to be offered, and automate accounting and administrative procedures which are otherwise performed manually. Instant ticket game revenues have been growing at a faster rate than total domestic U. S. lottery revenues because of relatively higher payout percentages and the increasing automation of instant ticket validation and accounting systems. Such games compete with the on-line games provided on the Company's systems.

     Typically 50% of the gross revenues of a domestic on-line lottery is returned to the players in the form of prizes. Approximately 15% is used to fund the operations of the lottery, including the expenses of the lottery authority, costs of advertising, payments to point-of-purchase retailers and payments to vendors such as AWI. The remaining amount, approximately 35%, is available to the state to support specific public programs or as a contribution to the state's general fund.

     In the United States, products and services are typically marketed to lottery authorities through long-term contracts, awarded through a competitive bidding process pursuant to which the lottery vendor supplies, installs and operates the lottery system for the state or jurisdiction in return for a percentage of ticket sales. The vendor generally retains title to the lottery system. Once a contract is awarded to a lottery vendor, that vendor is typically the sole provider of on-line lottery services and operations to that jurisdiction for a specified time period within a defined geographic territory.

     The international market, as well as a minority of United States jurisdictions, is typically characterized by on-line lottery system sales instead of long-term contracts. The Company or other vendor develops and installs the on-line lottery system and trains lottery personnel in the operation of the system for a fixed fee. Other services, such as equipment maintenance and ticket stock production, may be available under separate contracts.

     United States. AWI derives revenue primarily from contracts with state lottery organizations throughout the United States. Revenue consists primarily of a contractual percentage of lottery ticket sales in each state as well as revenue from installation and sales of on-line lottery systems and equipment. The segment experiences fluctuations in revenue levels depending on relative sizes of jackpots, the number of terminals on-line and the volume of tickets sold in the states in which the Company operates as well as on the timing of on-line lottery systems and equipment sales and installations. The Company expects lottery services revenue to continue to be a significant component of its total revenues. The table below sets forth the lottery authorities in the United States with which AWI presently has facilities management lottery contracts. The table also sets forth information regarding the term of each contract and, as of December 31, 1997, the approximate number of retail terminals installed in each jurisdiction, and the revenues generated by the lottery operations.

                                                                                                         Total On-Line
                              Date of             Expiration           Lottery            Terminals           Lottery
                           Com-mencement           Date of            Authority         Operating at         Revenues
                             of Current            Current            Extension       December 31, 1997      in 1997(2)
     Jurisdiction             Contract            Contract(1)          Options                             (in millions)
     ------------             --------            -----------          -------                             -------------


Delaware                        10/1994              9/2002              ---                     470           $    80
Florida(3)                       4/1988              1/2000              ---                  10,850             1,454
Maryland                         7/1996              7/2001       1 three-year plus            3,880             1,038
                                                                      2 one-year
Minnesota                        5/1990              8/2002              ---                   1,940                96
Montana                         11/1996             11/1998              ---                     620                22
Pennsylvania(4)                  1/1989             12/1998              ---                   7,040             1,298
South Dakota                     7/1990              5/1999           six months                 640                13

----------
(1) Expiration dates do not reflect the exercise of the lottery authority's extension options.
(2)  Figures are provided for each state's fiscal year ended June 30, 1997.
(3) The Florida State Lottery accounted for 33% of AWI's total revenue during 1997. AWI has been selected for the award of a new five-year contract to continue operating Florida's lottery system. A competitor of the Company has protested the award. The lottery is expected to release its final order regarding the protest in the near future. If the award is ultimately upheld, the Florida Lottery may commence negotiations with the Company for a new five-year contract. The Company will continue to operate the lottery system until the implementation of the new contract under an interim agreement. The current interim agreement expires upon the earlier of the award and implementation of a new agreement or January 1, 2000.
(4) The Pennsylvania State Lottery has awarded AWI a new five-year contract commencing January 1999 to continue operating Pennsylvania's lottery system. The Pennsylvania State Lottery accounted for 24% of AWI's total revenues during 1997.

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

     AWI's contracts with the state lotteries contain provisions for assertion of liquidated damages against AWI for failure to meet certain performance standards. These conditions include aggressive implementation schedules and ongoing performance standards and failure to perform may result in substantial monetary liquidated damages, as well as contract termination. Liquidated damages ranging from $5,000 to $250,000 per day for late system start-up and from $1,000 to $15,000 per minute for system downtime beyond a stipulated grace period are common to the domestic market. Although the actual liquidated damages imposed can be subject to negotiation, such provisions present an ongoing potential for substantial expense. Damages, if assessed, are usually due within 30 days or may be deducted from revenues otherwise earned from the lottery. Failure to repair terminals within a specified time period may subject AWI to damages. The Company maintains errors and omissions coverage under risk management policies which would cover certain but not all claims.

     Various state on-line lottery contracts contain provisions under which AWI may be subject to monetary penalties for central computer downtime, terminal failures, delays in servicing inoperable terminals within specified time periods and ticket stock shortages among other things. Penalties paid or accrued by AWI with respect to its contracts were approximately 1.3% of its revenues in 1997, 3.9% in 1996 and .2% in 1995.

     Typically, state lottery contracts also reserve the right to terminate the contract for cause (i.e., failure of the vendor to substantially perform any material requirement) after notice and a cure period. The state also reserves the right to cancel a contract if the state enacts a statute which removes the authority or ability of the state to conduct a lottery. In general, a state may also terminate a contract without cause or for the convenience of the lottery, typically with at least 12 months prior written notice. Reasonable costs, excluding anticipatory profits, will be reimbursed to the vender for all terminations except for a material breach.

     In addition to potentially significant capital requirements to manufacture and install lottery systems, lottery contracts generally require the vendor to post a substantial bond securing its performance. The terms of such bonds may require significant collateral in the form of cash, cash equivalents or lines of credit. (See Note 15 to Consolidated Financial Statements.)

     Products and Services. In 1971, AWI designed and installed, for the New Jersey State Lottery, the country's first on-line lottery system. Since that time, AWI has developed and installed many system and service features that have subsequently become common in the lottery industry, such as the internal control system, down-line loading for terminals, the cathode ray tube terminal operator display, microfiche data storage for lottery records, instant game accounting and integrated computerized terminal maintenance control.

     In September 1993, the Company introduced its MasterLink(R) system. The Company's first U. S. application of the MasterLink(R) system was to the Delaware Lottery which awarded a five-year contract to AWI in January 1994. Since that time, the Company has introduced an enhanced version of its MasterLink(R) system to five additional jurisdictions. The express purpose of the MasterLink(R) system is to manage an organization's lottery and gaming machines. These gaming machines might include teller-activated lottery ticket terminals, video lottery gaming machines, player-activated sports betting terminals, instant ticket vending machines and other electronic gaming-related devices. The MasterLink(R) system allows an organization to monitor the status and performance of the gaming machines within its jurisdiction, conduct accounting of and billing on the revenue from the gaming machines, and control their configuration and operations. The MasterLink(R) system is intended to be a flexible, cost-effective means of providing these capabilities.

     The lottery network marketed by AWI consists of the following principal elements:

     Terminals.  AWI  designs  and  manufactures  the  terminals  used  in  its
     networks.  The  terminals  are  designed  for  maximum  security,   minimum
     processing time and flexibility to allow for customization of application functions to each lottery's specifications.

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

     Central Computers. Each of AWI's lottery networks contain one or more central computer installations to which the lottery terminals are connected. AWI's prior generation central control system is designed to run on the Cyber 930, but the MasterLink(R) system is designed to run on UNIX-based central computer systems such as IBM RS/6000 systems, instead of the proprietary Cyber-series computers. The specifications for the configuration of AWI's central computer installations are designed to provide continuous availability, high data handling capability and maximum security.

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

     Game Design. An important factor in maintaining and increasing public interest in lottery games is innovation in game design. The principal characteristics of game design include frequency of drawing, types of prizes, cost per play and setting of appropriate odds. The Company's MasterLink(R) system and Ovation(TM) line of terminals are designed to efficiently permit the development and rapid deployment of new games and targeted on-line game-related promotions. For example, in 1996 the Company introduced its keno module in Maryland, where keno accounts for over 20% of total handle. The Company believes that these capabilities should enhance the ability of the lottery authority to increase on-line ticket sales, and result in more revenue for the Company. These capabilities should also enhance the Company's success rate in competing for domestic lottery contracts. There can be no assurance, however, that either will happen.

     Competition. Competition is intense in the traditional on-line lottery business. It is not unusual in the United States for contract awards to be challenged by unsuccessful vendors. Relatively few new or rebid on-line contracts are awarded each year. Although price is a significant competitive factor, other important competitive factors are the ability to optimize lottery revenues through game design; customer marketing support; the dependability, security, technological sophistication and upgrade capability of the network; and the experience and reputation of the vendor.

     AWI's principal competitor in the on-line lottery business, GTECH, is significantly larger, having supplied lottery systems to 29 of the 38 United States on-line lottery jurisdictions. This competitor also has a substantial international presence. The market dominance of this competitor further enhances its competitive position. Other competitors include International Lottery and Totalizer Systems, Inc., Scientific Games, Inc., Autotote Corporation, International des Jeux (Lotto France), EssNet/Alcatel and several other companies.

     In jurisdictions with on-line and video lottery gaming products, the products may compete with each other for entertainment dollars spent on wagering.

Video Lottery Consultants, Inc.

     VLC develops, manufactures and markets video gaming machines, central control systems and related services for the gaming machine industry. The gaming machine industry includes both video lottery and casino gaming venues. Video lottery gaming is the use of video gaming machines to provide low stakes gaming entertainment to enhance revenue for states and other jurisdictions. The machines, offering games, including poker, blackjack, bingo and keno, as well as spinning reel games, are generally located in age-controlled establishments such as bars, taverns as well as restaurants and convenience stores. The gaming machine industry is subject to governmental regulation and taxation and, depending on the jurisdiction, may be monitored and controlled by a central computer system. Video lottery gaming programs provide substantial incremental sources of revenue to the governmental jurisdictions without increasing general taxation.

     In addition, VLC sells its video gaming machines to land-based, riverboat and Native American casinos. The Company holds licenses to sell gaming machines in Nevada, Mississippi and New Jersey, the three largest casino markets in the
U. S., as well as in most other major casino jurisdictions.

     Currently seven U. S. states, five states in Australia, eight Canadian provinces, Iceland, Norway, Sweden and South Africa have authorized various levels and forms of video lottery gaming. While there can be no assurance that other jurisdictions will introduce video lottery systems or that existing jurisdictions will continue operations, based on its current market share, VLC should continue to be a significant supplier of machines and central control systems to this segment of the industry.

     The video lottery gaming market is different from the casino market and the traditional lottery market. Unlike video gaming machines designed for the casino market, most video lottery gaming machines are located in places where gaming is not the principal attraction (i.e., bars and restaurants). The stakes on video lottery gaming machines typically range from $0.25 to $2.50 per play, and payoffs typically are capped at $100 to $1,000. In addition, in most jurisdictions, the payment of jackpots differs as compared to traditional gaming machines. After inserting money into a video lottery gaming machine, the player receives credits to play the machine. Player losses are deducted from the credits and winnings are added to the credit, instead of any coins being dropped into a tray. When the player is finished, the video lottery gaming machine prints out a ticket showing the remaining amount of credit. The ticket is redeemable for cash at the establishment's register. More recently, some video lottery jurisdictions, like Delaware, have moved into the more traditional casino environment with state-owned casinos at pari-mutuel facilities (primarily racetracks). The machines in these locations pay out in coins to a hopper. Compared to most traditional lottery games, video lottery provides the potential for a higher level of instant gratification for winners. Video lottery offers players a payback percentage of 80% to 94%, which is lower than most traditional casino games, but greater than traditional state lotteries where payback is typically about 50%.

     There are two basic private sector ownership structures in which video lottery gaming is implemented:

     (1) Private sector ownership - The gaming machines may be owned either by the owners of the establishments in which the gaming machines are placed, by the operators/distributors of coin-operated machine routes who contract with location owners to install, service and maintain the gaming machines. This private sector ownership structure has been adopted in Montana, South Dakota, Louisiana, West Virginia, New Brunswick, Prince Edward Island, Victoria and South Australia.

     (2) Government sector ownership - This form of ownership is effective in the Canadian provinces of Alberta, Saskatchewan, Newfoundland, Nova Scotia and Quebec and in Northern Territories, Australia. The province of Ontario, Canada has passed video lottery gaming legislation and is in the process of implementation which is expected to occur in the latter half of 1998. In Oregon, the government has leased rather than purchased the gaming machines. In Delaware and Rhode Island, the contractor shares in the revenue stream with the state while maintaining ownership.

     In 1996 and 1997 certain jurisdictions, most notably Louisiana and Alberta, Canada, allowed voters to decide on the continued operation of video lottery locations and casinos in their cities and counties. In

Louisiana, voters in approximately one-half of the state's parishes (counties) voted to ban video lottery operations. Existing locations in these parishes will be allowed to operate for approximately two years before the machines must be removed. In Alberta, one city has voted to date, and voters there gave the local casino seven days to remove machines. More cities in Alberta are expected to carry out voting in the spring.

     The approval of gaming in new land-based casino jurisdictions, riverboat gaming, Native American casino gaming and networked video lottery systems has driven gaming equipment demand growth during the 1990s. In the United States, casino video gaming is permitted in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Montana, Nevada, New Jersey and South Dakota, as well as on Native American lands in some of those and in several additional states including Arizona, Connecticut, Iowa, Michigan, Minnesota, New Mexico, North Dakota, Oregon and Wisconsin. Outside the United States, Canada, Australia and France are the most developed, but Asia, South Africa and South and Central America are all expanding or exploring gaming operations. While 20-30% of the demand for casino gaming machines relates to replacement sales, most of the growth stems from the development of new casinos.

     Casino gaming is considered a subset of consumer entertainment expenditure. Its contribution is significant with $48.5 billion in U. S. gaming industry revenue in 1997. This figure dwarfs the $5.9 billion spent on movies, the $12.5 billion spent on recorded music, the $7.2 billion spent at theme parks and other amusement activities and the $15.5 billion spent on spectator sports and other live events. With this evidence for the intrinsic demand for gaming, the expected growth drivers for the industry are twofold - a strong consumer appetite for the product coupled with a desire by state governments to find alternative revenue sources. These indicators point toward continued expansion of casino style gaming, although there can be no assurance that this trend will continue.

     Although a significant percentage of Nevada's current machine mix consists of video gaming machines, the Company will still be competing for casino floor space with traditional slots. Most of the existing video gaming machines are video poker machines and do not offer multiple games as the Company's machines do.

     Market Overview. Replacement product demand for gaming machines is anticipated to accelerate in 1998. This creates an opportunity for the Company to introduce new games and capitalize on its superior machine performance and advanced technology. Future replacement demand will accelerate as gaming equipment in markets opened in 1991 gradually reach replacement age. It is estimated that the base slot machine replacement market should reach 82,000 units in the United States by the end of the decade. Adding 17,000 government systems machine replacements brings the total gaming machine replacement demand to an estimated 95,000 to 100,000 units by the year 2000.

     Australia continues to show strong growth potential. Victoria, Australia, authorized private sector placement of 5,000 terminals when operations commenced in August 1992. In addition, the Victoria Government lifted its moratorium on gaming machine placements, raising the level of permissible terminals from 20,000 to 27,000 in 1996. The Company recently was granted a license in New South Wales, Australia which represents a 70,000 machine market. The Company entered into technology agreements with Datacraft Technologies Pty Ltd, pertaining to the manufacturing of the Company's gaming machines for use in Australia. These agreements terminated in April 1997. The Company plans to distribute its own gaming machines in Australia. Additional growth is expected in Ontario, Canada and South Africa. There can be no assurance, however, as to any such growth prospects.

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

     In the Native American market, the Company has entered into distributor agreements to market video gaming machines to casinos in Connecticut, Iowa, Michigan, Minnesota, New Mexico, North Dakota, South Dakota and Wisconsin. The Company has placed additional machines at Native American casinos in Arizona, Mississippi, North Carolina and Oregon.

     The Company believes casino gaming at pari-mutuel racetracks may expand as more jurisdictions pass legislation allowing gaming. The Company plans to leverage the relationships developed with the pari-mutuel racetracks through United Tote to attempt to gain entrance into these new markets. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack at Sunland Park, New Mexico. Under this legislation, the Company will be permitted to operate up to 300 video gaming machines at its Sunland Park racetrack for up to twelve hours per day. The Company does not anticipate that casino gaming at Sunland Park will be operational until the third or fourth quarter of 1998. The implementation of racetrack gaming is, however, subject to formation of a gaming control board, equipment procurements and other regulatory conditions, including the grant of necessary licenses. At December 31, 1996 the Company's investment in the racetrack was approximately $20.8 million, and the Company anticipates expending an additional $8.0 million for facility enhancements, gaming machines and related equipment in the future. The recovery of a significant amount of the Company's investment in the racetrack operations in New Mexico is largely contingent upon the implementation of gaming legislation in that state. There can be no assurance that the Company will be able to satisfy the regulatory conditions or be granted the necessary licenses or that the necessary implementation can be completed on schedule. Further, casino gaming at racetracks is a new business for the Company, and the Company has never before owned or operated a casino. No assurance, therefore, can be given that the Company's gaming operations at Sunland Park will be profitable to the Company.

     Video Lottery Markets. The following table, as of December 31, 1997, sets forth certain information concerning the number of Company and non-Company video lottery gaming machines in operation in the jurisdictions that currently have video lottery operations:

                                                                  Central                                VLC Share
                            Commencement    Ownership             Control       Number of      ------------------------
Jurisdiction(1)                  Date       Structure             System        Terminals(2)   Terminals(3)           %
---------------                  ----       ---------             ------        ------------   ------------        ----

Alberta, Canada                  1992       Government             GTECH            5,941          3,974           66.9
Atlantic Canada(4)               1990       Private/Government     VLC              9,860          2,889           29.3
Delaware(5)                      1995       Government             AWI                335            275           82.1
Iceland                          1991       Charitable             VLC                500            450           90.0
Louisiana                        1992       Private                IGT             14,850          8,836           59.5
Montana(6)                       1985       Private(11)            None            16,150          4,785           29.6
Northern Territory               1996       Government             VLC                400             80           20.0
Oregon(7)                        1992       Government             IGT(12)          9,074          4,368           48.1
Quebec                           1994       Government             VLC             15,339          6,530           42.6
Rhode Island(8)                  1992       Government             GTECH            1,628            440           27.0
Saskatchewan                     1993       Government             GTECH            3,566          1,148           32.2
South Australia                  1994       Private                VLC              9,259          1,000           10.8
South Dakota(9)                  1989       Private                VLC              8,045          7,641           95.0
Victoria, Australia(10)          1995       Private                VLC             11,731          1,396           11.9
Victoria, Australia(10)          1995       Trust                  VLC             11,248          4,994           44.4
West Virginia                    1997       Government             GTECH            3,000            152            5.1
                                                                                ---------        -------          -----
         Total                                                                    120,926         48,958           40.5
                                                                                  =======         ======           ====

----------
(1) Excludes several other jurisdictions in which the Company currently does not participate, including Manitoba, Sweden, Queensland and Tasmania even though the Company is licensed in Tasmania.
(2)  Estimated number in operation as of December 1997.
(3)  Number of VLC gaming machines sold may vary from number in operation.
(4) Total number of gaming machines and number of VLC gaming machines based on information provided by Atlantic Lotto. Atlantic Canada encompasses the provinces of New Brunswick, Newfoundland, Nova Scotia and Prince Edward Island. New Brunswick and Prince Edward Island have adopted a private ownership structure, while in the provinces of Newfoundland and Nova Scotia, the gaming machines are owned by the government or its appointed agent.
(5) VLC supplies video machines to Dover Downs (120) and Delaware Park (155). IGT supplies video machines to Harrington Midway (60). There are also 2,245 mechanical spinning reel games at the three racetracks.

(6) Total number of video lottery gaming machines and number of VLC gaming machines based on number of gaming machines licensed, according to the Montana Gambling Control Division and VLC shipment reports.
(7) Total number of gaming machines and number of VLC gaming machines based on contract with Oregon State Lottery.
(8) Video lottery operations are authorized at only two pari-mutuel facilities to which the Company is one of four suppliers.
(9) Total number of gaming machines based on information provided by the South Dakota Lottery. Number of VLC gaming machines based on VLC shipment reports.
(10) Tattersall Sweep Consultation (the lottery) and TABCORP (the off-track racing association) are the two approved operators in the state of Victoria.
(11) Private includes coin operators and/or location owners.
(12) International Game Technology. In 1995, the system contract was awarded to GTECH. Transition of the central system operation to GTECH has not yet been completed.

     Gaming Machines and Game Software. The Company through its VLC subsidiary, seeks to capture a significant portion of the market for its gaming machines by offering a technologically advanced and reliable machine to the operator, and a fun, fast, easy game to the player. The Company's current generation of gaming machines incorporates interactive touchscreen control technology on a multi-color video display. Each gaming machine is capable of storing over 100 different games in memory, based on the games' memory requirements. The machine can present up to twelve different games selected through a menu format, such as poker, blackjack, bingo and keno and spinning reel games. The player can vary the amount of each wager. The number of games that may be offered on a gaming machine, the specific games and the amount that a player can wager are determined by the regulating authority in each jurisdiction.

     The gaming machines also incorporate a variety of menu-driven internal accounting, security and diagnostic features, such as on screen accounting, audit and game statistics. The machines have redundant and self-correcting memory and self-diagnostic circuitry designed for reliability in widely dispersed locations. The gaming machines are manufactured with a set of custom components that can interface with various peripheral devices (such as coin and bill acceptors, coin hoppers, printers and ticket dispensers) in a modular design for ease of maintenance and flexibility of configuration.

     The Company recently introduced its Winning Touch(R) Power Series(TM), VLC's next generation gaming machine, an enhanced graphics version of its Winning Touch(R) gaming machine. Besides offering an enhanced graphics engine and improved sound capabilities, this machine's design provides greater flexibility, capacity and more efficient software development capabilities than its predecessor. The Power Series(TM) has been approved by the State of Nevada for sale in that state. The Company's gaming machines typically sell for between $4,500 and $7,900, depending on the configuration and generation of the machine and volume of purchases.

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

     The Company produces software chip sets with new gaming features for its customers. The Company expects these new software chip sets to provide an increasing portion of the Company's revenue in the future as customers request a more varied library of games and increased reporting features. Once a new game is developed, the ease with which the Company's video machine software can be changed is an attractive selling point.

     Marketing and Distribution. The Company must obtain a license and approval of its gaming machines before it can sell machines in either the casino or video lottery markets. The following chart shows the jurisdictions where VLC or the Company currently is licensed or authorized to conduct business and where license applications are filed and approval is pending:


            CURRENT JURISDICTIONS IN WHICH THE COMPANY OR CERTAIN SUBSIDIARIES ARE LICENSED TO
                                            CONDUCT BUSINESS
 ----------------------------------------------------------------------------------------------------
                                   UNITED STATES
                 Casino (c)/                        Native American
Video Lottery    Riverboat (r)       Charitable         Market                     INTERNATIONAL
-------------    -------------       ----------         ------                     -------------
Delaware         Colorado (c)        Mississippi    Arizona                    Australia
Louisiana        Indiana (r)                          Ak-Chin                    New South Wales
Montana          Iowa (r)                             Fort McDowell              South Australia
Oregon           Louisiana (r)                        Gila River                 Western Australia
Rhode Island     Mississippi (r)                      Tonto Apache               Tasmania
South Dakota     Nevada (c)                           White Mountain Apache      Victoria
West Virginia    New Jersey (c)                       Yavapai-Apache             Northern Territory
                 South Dakota (c)                   Connecticut                Canada
                                                      Mashantucket-Pequod        Alberta
                                                      Mohegan                    New Brunswick
                                                    Louisiana                    Newfoundland
                                                      Coushatta                  Nova Scotia
                                                      Tunica-Biloxi              Ontario
                                                    Michigan                     Prince Edward Island
                                                      Bay Mills                  Quebec
                                                    Minnesota                    Saskatchewan
                                                    Mississippi                Iceland
                                                      Choctaw                  Norway
                                                    New Mexico                 Peru
                                                      Acoma                    South Africa
                                                      Pojoaque                   Mpumalanga
                                                      Pueblo of Isleta         -----------------------
                                                      Pueblo of Sandia              LICENSE
                                                      San Juan Pueblo          APPLICATIONS FILED:
                                                      Santa Ana                Taos
                                                      Tesque Pueblo            Nova Scotia
                                                    North Carolina             Pascua
                                                      Eastern Band of          Yaqui, Arizona
                                                        Cherokee               Gauteng, South Africa
                                                    Oregon                     Quebec (Casino)
                                                      Coquille                 Queensland, Australia
                                                      Cow Creek
                                                      Grande Ronde
                                                      Siletz
                                                      Umatilla
                                                      Umpqua
                                                      Warm Springs
                                                    Wisconsin

     The marketing and distribution of gaming machines is controlled to some extent by the statutory and regulatory structure adopted in each jurisdiction. The Company markets its gaming machines both through a direct sales force and distributors. Currently, sales are made through distributors in Louisiana, South Australia, New Jersey and a number of Native American markets. In deciding whether to use a distributor in a new jurisdiction, the Company will consider a variety of factors, including existing relationships with operators and location owners, the ability of a distributor to service the market after the sale, the distributor's financial condition, any regulatory constraints and the long-term economics to the Company of direct sales as opposed to sales to distributors.

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

     Central Control Systems. The Company derives revenues from its central control system software through the grant of licenses to use the software and by providing installation and maintenance services with respect to the software. Video lottery gaming machines can be operated either through a central control system controlled by a governmental authority or on a stand-alone basis. In every video lottery gaming jurisdiction except Montana, the gaming machines are connected to a central control system. The Company believes that the greater control and monitoring ability offered through central control systems will encourage new jurisdictions to adopt a video lottery program and use such systems. Similar technology can also be used by casinos as monitoring ability and the use of progressives become increasingly important. The Company's central control systems are designed with features intended to appeal to the concerns of the operator, including:

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

     Economy of Operation. The Company's central control system can be operated in a dial-up format which is economical to install and operate compared to either a traditional on-line lottery system (using dedicated lines) or a stand-alone system of non-communicating gaming machines. However, the system can run in a real-time environment (on-line) should a jurisdiction require this feature.

     Reports and Audits. The central site receives on-demand reports from each gaming machine on the system and automatically audits the programming of every machine on a daily basis.

     Electronic Funds Transfer. The central control system is capable of processing EFT functions which translate to easier and quicker funds collection.

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

     The Company designed and installed software for the video lottery central control systems in South Dakota, Loto Quebec, the Atlantic Lottery Commission's ("ALC," the regulatory body governing lotteries in eastern Canada) multi-jurisdictional system now covering four provinces in eastern Canada, Tattersalls and TABCORP in Victoria, Australia, Independent Gaming Corporation in South Australia and the Northern Territory Racing & Gaming Authority of Northern Territory, Australia, the Norwegian Red Cross and the Icelandic Gaming Fund Raising in Iceland. The Company's MasterLink(R) system is state-of-the-art technology, utilizing an IBM UNIX platform or DEC ALPHA platform as is the case with ALC, and offers customers the opportunity to operate on-line lottery functions and video lottery terminals from a single central system.

     The first video gaming machine application of the MasterLink(R) system running concurrently with the traditional on-line lottery application became operational in Delaware in December 1995, when the gaming facilities licensed by the Delaware State Lottery at two of the state's pari-mutuel tracks opened. The system is successfully reporting data from both video gaming machines and spinning reel slot machines as well as the on-line lottery.

     The video gaming application of the MasterLink(R) system is being marketed as a stand-alone system under the name Advanced Gaming System. This system is modular in design and provides for the addition of expansion modules to allow for progressives, player tracking, casino management systems and slot accounting systems. The Advanced Gaming System ("AGS") is being marketed to new as well as existing customers. The AGS was successfully installed in Iceland in 1997. Development work is underway to provide the Company's AGS to Tabcorp in Victoria, Australia in mid-1998.

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

     As video gaming becomes more widespread and players become accustomed to the ever-improving graphics and interactive features of video games, the Company believes that video gaming machines will make up a larger segment of the gaming environment. Because of this, the focus of research and development is shifting toward more emphasis on software development. The same shift is happening on the central system side as both video lottery jurisdictions and casinos demand more reporting features, downloadable games and additional forms of jackpotting and linked progressives.

     Competition. The Company competes with domestic and foreign manufacturers of video gaming equipment and providers of traditional on-line lottery systems and casino-based gaming systems in the sale of its gaming machines and central control system software. Many of the Company's competitors have greater financial and other resources than the Company. The Company faces competition from companies marketing complete video lottery gaming systems and from companies marketing only video lottery gaming machines as well as increasing competition in the casino gaming market. Among the Company's competitors are International Game Technology, Inc., Alliance Gaming, Atronic, Silicon Gaming, Spielo Gaming International, WMS Industries, Casino Data Systems, Aristocrat and GTECH.

     Significant factors which influence the purchase of gaming machines and central control systems include price, reliability, technical capability, security, overall earnings power of the product and the experience, financial condition and reputation of the manufacturer and distributor. In addition, gaming authorities may impose other qualifications and requirements on the Company and its competitors in the supply of video gaming products and services and may also consider the performance record and reputation for integrity of the vendor.

     Route Operations. Through three of its subsidiaries, the Company owns, operates and maintains video lottery and amusement machines in business establishments located in three areas in southern Montana. The Company believes its route operations, in addition to generating recurring revenue and predictable operating profit, enable the Company to understand the needs and preferences of players and coin operators by providing testing grounds for new hardware and software concepts. This research enables the Company to observe player response to various terminal configurations and to use this data to improve its terminal design.

     The Company's route operations primarily utilize coin-operated video poker and video keno machines. The amusement machines consist principally of coin-operated video machines, pinball machines, pool tables, CD players and juke boxes. Based on its familiarity with the relatively small number of competitors of its route operations and its familiarity with substantially all of the potential locations for video lottery machines in the market areas, the Company believes that its route operations have a significant share of the video lottery machine market in Montana. During the year ended December 31, 1997, the route operations generated approximately $17.7 million or 9% of the Company's consolidated revenues.

     The Company enters into agreements with owners of business establishments to install video lottery gaming and amusement machines at their businesses. The number of machines per location is determined by available space, customer base, competition, preference of the owner of the establishment, and, in the case of video lottery gaming machines, licensing limitations. The agreements typically provide for revenue sharing with the location owner based upon a percentage of the net revenues generated by the Company's machines. In certain instances, the Company or one of its subsidiaries may assist the location owner with obtaining financing relating to the location, including providing a guaranty of such financing. The agreements require the Company to install, maintain and service machines installed at the location.

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

United Wagering Systems, Inc.

     The Company acquired UWS in 1994 pursuant to a stock purchase agreement. United Tote develops, manufactures, operates and sells computerized pari-mutuel wagering systems commonly referred to as "totalisators" for horse and greyhound racetracks, off-track wagering facilities and jai alai frontons in North America, South America, Spain, the Caribbean and the Philippines. A totalisator system supports pari-mutuel wagering by controlling the acceptance of wagers, calculating odds and payout, cashing winning tickets, and performing assorted management, accounting and reporting functions. Each system consists of central processing computers, betting terminals, proprietary software, tote boards and other displays and video equipment. The products and services of United Tote are typically marketed to domestic facilities under long-term service contracts. Compensation is usually based on a minimum fee plus a percentage of the wagering volume of the facility. International customers typically purchase the hardware and a license to use the proprietary software for the system's operation. United Tote also provides wagering terminals for use in casino race/sportsbooks. See
Note 2 to the Consolidated Financial Statements

     The market for pari-mutuel wagering systems in North America includes horse and greyhound racetracks, a growing number of off-track betting (OTB) facilities and jai alai frontons. Pari-mutuel wagering is authorized in 43 states in the United States, all provinces in Canada, and many foreign countries. Pari-mutuel wagering is a form of wagering in which patrons bet against each other in separate pools, rather than against the operator of the facility or with preset odds. As a result, wagering odds are determined by the size of the pools and the distribution of dollars established by the patrons' wagers. The odds change continually until betting closes at the start of a race or event. The odds and payout information are conveyed to the public and updated frequently on display boards and on video monitors located at various places throughout the facility. The facility operator administers the pool and is compensated by a percentage of the gross monies wagered at the facility (the "handle"). There are approximately 350 pari-mutuel wagering facilities in North America and numerous others worldwide.

     While on-track attendance and handle from pari-mutuel wagering at live events in the United States has markedly decreased over the last decade as jurisdictions have legalized other forms of gaming, there has also been a substantial increase in simulcast and off-track wagering handle during the same period. Due to the significant increase of alternate forms of gaming during the last several years, there can be no assurance that such historical patterns will remain the same in the future, nor can the Company predict the magnitude of any resulting net economic effects on this segment of its business.

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

On-track wagering is conducted on the premises of a racetrack where the live race is taking place. Off-track wagering takes place somewhere other than at the live racetrack, most commonly at off-track betting facilities, most of which televise the event taking place. OTB systems generally combine or commingle wagers from the remote locations into common pari-mutuel pools maintained at the host track. Inter-track wagering is similar to off-track wagering in that it entails the combination of wagering pools from different locations into a common pool at the host track, the significant difference being the location where the wagering occurs. Inter-track wagering occurs at one racetrack when it accepts bets on a live racing event occurring at another track. An event is televised from the host track where the race is transmitted to one or more "guest" tracks and the wagers from the guest tracks are then typically transmitted to the host track's computer system and combined with the host track's pari-mutuel pool. The host track's central computer calculates the merged or combined pool and returns that information to the guest tracks. As a result, betting patrons at the guest tracks are in the pari-mutuel pool of the host track and they may in some instances receive the same payout for winning wagers as they would have received had they attended the live racing event at the host track.

     The most common form of totalisator system used in North America is the computerized "sell/cash" system that allows patrons to place bets and to cash winning tickets at the same window. A typical sell/cash system consists of a central computer, as many as a thousand electronic ticket issuing terminals, display equipment and associated peripheral equipment. The system also includes proprietary software to carry out the complex, high speed wagering functions required by modern pari-mutuel betting. The totalisator terminal is the interface between the system and pari-mutuel customer. The terminals are most commonly operated by pari-mutuel tellers employed by the racetrack although in recent years a growing number of terminals are now operated directly by the patrons or accept pre-marked betting slips the patrons have prepared. After the terminal accepts the wagering information, the terminal transmits it to a central computer system consisting of one or more central processing units ("CPUs") which perform the bulk of the computer calculations for the system along with generating management reports.

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

     Domestic Contracts. United Tote provides pari-mutuel wagering services to most North American customer facilities under long-term service contracts, typically with 5-7 year terms under which the Company provides the pari-mutuel wagering computer system, as well as the operations, maintenance and supervisory personnel necessary to operate the system, while the mutuel clerks who issue tickets on the teller-operated terminals to the patrons of the facility are employed by the facility. Under such service contracts, the Company at all times retains ownership of the equipment and is entitled to liquidated damages in the event a customer cancels the contract without cause.

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

     United Tote makes certain warranties regarding the operation and reliability of its wagering systems. In the event of system failure, United Tote is generally responsible for certain liquidated damages, subject to a maximum daily and/or annual amount. In some instances, United Tote may be liable for tickets paid in error or for counterfeit tickets if processed by the totalisator. Liquidated damages paid or accrued by United Tote with respect to its pari-mutuel contracts were approximately 1.0% of its revenues for 1997, 0.3% for 1996 and 1.6% for 1995.

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

     United  Tote  provides   pari-mutuel  wagering  services  to  over  120  of
approximately 350 pari-mutuel facilities in North America. The installed base of terminals in use was approximately 8,200 at December 31, 1997.

     In some limited instances, North American facilities purchase a pari-mutuel wagering system from United Tote. In such cases, the Company usually enters into separate service and maintenance agreements for the system.

     Until recent years, United Tote had historically focused on providing services to small and medium-sized racetracks; however, since the addition of contracts with all of the Kentucky thoroughbred racetracks and the Kentucky statewide OTB network in 1994, United Tote has demonstrated its ability to perform at large customer facilities. The capabilities of United Tote's Horizon System were again demonstrated by handling the record-setting 123rd running of the Kentucky Derby at Churchill Downs in 1997, where $15.9 million was wagered at the track; an additional $60.7 million was wagered through hubs throughout the country for another North American single-day record of $76.6 million total combined system handle. United Tote recently signed multi-year contract extensions to its existing totalisator service contracts with Churchill Downs and Turfway Park racetrack, located in Florence, Kentucky.

     International Sales. United Tote has customers in international marketplaces, including Canada, Jamaica, Spain, Mexico, Argentina, Ecuador and the Philippines. Internationally, there has been growth in the utilization of on-line wagering systems in established markets. As economic and political situations improve, new market opportunities open up for U. S. suppliers in less developed countries where there is an increasing demand for advanced technology.

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

     Products. United Tote introduced its System 1000 in 1981 and over the years has expanded its presence throughout the United States and Canada. Through incorporating new technology and utilizing more efficient hardware, United Tote continues to offer the wagering industry an affordable sell/cash system to both small and medium-sized tracks. With approximately 1,600 System 1000 terminals in service at customer locations throughout the world, the System 1000 terminal has proven to be extremely durable in the racetrack environment. Repair and maintenance services are performed at the Montana headquarters of the Company.

     The newest wagering system developed by United Tote, the Horizon System, first introduced in 1993, features the dual-purpose VERSA(TM) terminal, which has both a self-service and teller-operated mode, allowing the racetrack to make full use of all terminals, even on slow race days. The VERSA(TM) terminal thus allows for significant labor savings and flexibility and versatility. Other terminals in the Horizon System family are the portable wireless ULTIMA(TM); the cashless account-betting PROFILE(TM); and a bill-accepting module to convert a VERSA(TM) into a touch-screen, self-service terminal. Approximately 6,600 VERSA(TM) terminals are presently in service at customer locations. In 1995, an enhanced version of the VERSA(TM) as well as a color version were developed. Those new model terminals have been produced since 1996 and are in service at customer locations.

     United Tote believes that its ability to attract new and retain existing wagering system customers depends in part on the continuous incorporation of innovative technological advances to improve its product lines. The Company maintains a development program directed toward new products and the improvement and refinement of its present products to expand their uses and applications.

     Competition. Because of the highly regulated nature of the pari-mutuel industry and critical functions of the products supplied, vendors must meet thresholds of reliability, customer service and reputation ahead of product design and price. Unexpected shutdown of a wagering system could result in significant loss of revenues so customers will typically only utilize wagering systems from suppliers with proven abilities at similar size wagering facilities (both in terms of number of terminals and total handle).

     United Tote's principal competitors are Autotote, AmTote and, at some facilities, a limited number of other smaller, local and regional companies. Competition outside of North America is more fragmented, with competition being provided by several international and regional companies. No single company maintains a dominant market position internationally, although certain companies possess regional strengths.

Sunland Park

     The Company's racetrack operation is located in Sunland Park, New Mexico, adjacent to El Paso, Texas. In 1997 the State of New Mexico recently voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park, New Mexico. The legislation permits the Company to operate up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate board to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Two million residents live within a 100-mile radius of Sunland Park, which area includes the cities of El Paso, Texas and Juarez, Mexico. The Company had architectural plans developed for casino gaming at the racetrack facility and has initiated construction. Current plans call for approximately $8.0 million of capital expenditures for facility enhancements, gaming machines and related equipment.

     Competition. Sunland Park does not have direct competition for horse racing in the El Paso area, although there is an operating greyhound racing facility in Juarez, Mexico which also offers sports/race wagering on simulcast racing events and sporting events. Ruidoso Downs, a horse racing facility in Ruidoso Downs, New Mexico, competes in the same general market as Sunland Park, but currently the racing dates at the two tracks do not conflict. Also, The Downs at Albuquerque, New Mexico, historically has competed to some extent against Sunland Park, commencing in January and continuing through the end of Sunland Park's season. However, in 1998 the racing dates for The Downs at Albuquerque do not conflict with Sunland Park. If the racing dates or schedules of either other track are expanded or altered so that a direct conflict between Sunland Park and the others occurs, it is likely that there would be some effect on operations and revenues of Sunland Park.

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

Manufacturing

     The Company's primary manufacturing facility is located in Bozeman, Montana. The Company's manufacturing operations consist primarily of assembly and testing of its on-line lottery, video gaming and pari-mutuel wagering systems machines. The Company purchases most of the parts, components and subassemblies (some of which are designed by the Company) from outside sources and then assembles them into finished products. The Company generally uses standard parts and components that are available from multiple sources. The Company has contracted with third parties for the assembly of gaming machines, which the Company utilizes when conditions warrant and/or when contractually required. The Company also has contracted with outside sources for the manufacture of some of its components. The Company has historically experienced low turnover among its work force.

Research and Development

     The future success of the Company depends to a large extent upon its ability to design, manufacture and market technologically sophisticated products that achieve high levels of player acceptance. The Company's business is characterized by rapidly changing technology and frequent new product introductions and enhancements. The development of a successful new product or product design by a competitor would adversely affect sales of the Company's products and force it to respond quickly with its own competing products. There can be no assurance that the Company will be successful in identifying, developing and marketing new products or enhancing its existing products. The Company's business will be adversely affected if the Company experiences delays in developing new products or enhancements or if such products or enhancements do not meet and receive all regulatory approvals and/or gain customer acceptance.

     In 1997, the Company expended $9.8 million (net of capitalization) on research and development activities as compared to $8.0 million in 1996 and $8.9 million in 1995. The Company capitalized approximately $1.0 million in 1997 and $4.1 million in 1996 and $2.7 million in 1995 of software development costs in conjunction with the development of the Company's MasterLink(TM) central system software. In 1997 the Company implemented new modules and other significant enhancements in a number of on-line lottery systems provided to domestic and international customers. Research and development expenditures were approximately 5.5%, 6.8% and 6.4% of consolidated revenues in 1997, 1996 and 1995, respectively. Additionally, the Company spends significant resources and capital on improvement of existing products, services and techniques for current customers.

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

Intellectual Property

     The Company may seek and, in some cases, has sought, patents and copyrights with respect to various aspects of its games and on some of the technology used in its products. No assurance can be given that any patent applications filed will be granted, that the patents or copyrights will not be infringed or that other parties will not develop similar technology that will not violate the patents. The Company believes that its technical know-how, trade secrets and the creative skills of its personnel are more important to its success than any benefit which patent protection may afford. The Company typically requires persons such as customers, employees, licensees and subcontractors who have access to proprietary information concerning its products to sign confidentiality and non-disclosure agreements, which prohibit the use of this information other than for the specific purpose for which it is provided, and the Company relies on such agreements, other security measures and trade-secret laws to protect such proprietary information.

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

Employees

     As of December 31, 1997, the Company employed approximately 1,380 people on a full and part-time basis. Approximately 525, 200, and 480 were employed in the on-line lottery, gaming machine and wagering systems and racetrack operations segments, respectively. Another 175 people provided corporate manufacturing, finance and administration and national marketing services to the operating segments. Approximately 220 were part-time employees in the wagering systems and racetrack operations segment.

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

     To ensure the integrity of their lottery operations, most jurisdictions require detailed background disclosure and investigations of vendors providing goods and services under a contract award for a major procurement, which typically include: on-line computer systems and services; instant ticket printing; ticket validation systems; gaming devices; drawing equipment; and advertising services. Background investigations typically are conducted on company subsidiaries, affiliates, officers, directors, and stockholders who own 5% or more of the outstanding capital stock of the Company for purposes of meeting suitability standards defined under statute and regulations of each jurisdiction. Additionally, vendors are required to respond and meet comprehensive standards as described in a lottery's request for proposals or invitations for bid for the goods and services contracted. Failure on the part of a vendor to meet suitability standards or provider requirements as delineated in the request for proposals could jeopardize the award of a lottery contract to the Company or provide grounds for the termination of an existing lottery contract.

     The award of lottery contracts and ongoing operations of lotteries in international jurisdictions also are highly regulated, although the operations typically vary from lotteries in the United States. In addition, restrictions are often imposed on foreign corporations seeking to do business in international jurisdictions.

     The manufacture, distribution and operation of gaming devices or facilities are subject to extensive federal, state, provincial and local regulation. These regulations vary from jurisdiction to jurisdiction. All jurisdictions require various licenses, permits and approvals to be held by companies and their key personnel in connection with the manufacture, distribution or operation of gaming devices or facilities. Generally, gaming devices may not be manufactured, distributed or operated unless such licenses are obtained from the appropriate regulatory authorities of the jurisdictions. Changes in such laws, regulations and procedures could have an adverse effect on the Company's operations.

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

     The U. S. Congress has created the National Gambling Impact and Policy Commission to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The enabling legislation provides that, not later than two years after the enactment of such legislation, the commission would be required to issue a report containing its findings and conclusions, together with recommendations for legislation and administrative actions. Any such recommendations, if enacted into law, could adversely affect the gaming industry and have a material adverse effect on the Company's business, financial condition or results of operations.

     From time to time, certain legislators have proposed the imposition of a federal tax on gross gaming revenues. No specific proposals for the imposition of such a federal tax are currently pending. However, no assurance can be given that such a tax will not be imposed in the future. Any such tax could have a material adverse effect on the Company's business, financial condition or results of operations.

     Although the regulatory schemes in the jurisdictions in which the Company sells or operates video lottery gaming machines or systems (the "Operating Jurisdictions") are not identical, their material attributes are substantially similar, as described below.

     The manufacture, sale and distribution of gaming devices, including video lottery terminals, and the ownership and operation of gaming facilities in each Operating Jurisdiction, are subject to various state, provincial, county and/or municipal laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in that Operating Jurisdiction (the "Department"). These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming or liquor operations.

     No manufacturing, distributing, owning or operating of gaming devices may be conducted unless proper licenses and approvals are obtained. An application for a license or approval may be denied for failure to satisfy any standard or requirement as determined by the Department. In order to ensure the integrity of the video lottery gaming system, most jurisdictions have the authority to conduct background investigations of the Company, its key personnel and significant stockholders. The Department may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed in violation of its law or regulations. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. In September 1992, the Victoria Gaming Commission of Victoria, Australia, removed VLC from the roll of approved gaming manufacturers, which prohibited the Company from making future sales of gaming equipment in Victoria. This decision was based on concerns regarding the former CEO and then majority stockholder of the Company. After severing all his business relationships with the Company, VLC applied and was approved for placement on the roll of approved manufacturers in Victoria in December 1993. The Alcohol, Racing and Gaming Board (RACJ) of Montreal, Quebec, initially rejected VLC's application as a manufacturer of video lottery equipment in December 1993. The RACJ reconsidered its earlier decision based on assurances that the former CEO had also sold his entire stock ownership in the Company in severing all business relationships with the Company. In March 1994, the RACJ granted VLC a manufacturer license. VLC remains in good standing with the Victoria Gaming Commission and the RACJ. Other than the above two licensing matters, the Company and its key personnel have been approved for licensing upon completed application in all operating jurisdictions in which the Company has applied. Suspension or revocation of such licenses could have a material adverse effect upon the Company's future operations and the experience in Victoria and Quebec indicates that there can be no assurance that the Company will receive necessary or appropriate licenses, permits or approvals or, if received, that such licenses, permits or approvals will be renewed or retained. The actions of any licensing authority may be considered by regulatory authorities in other jurisdictions. Similarly, the rejection or termination of the Company, its personnel, or major stockholders in any other jurisdiction may have adverse consequences in other jurisdictions.

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

     The Company regularly engages public affairs advisors and lobbyists in various United States jurisdictions to advise legislators and the public in connection with lottery legislation and to advise the Company in connection with contract proposals. Officers of the Company may make authorized campaign contributions to various candidates of political parties.

     The process by which lottery contract awards are made may be subject to intense scrutiny and review by federal, state and provincial authorities not directly related to lottery authorities. It is impossible to predict the impact, if any, on the Company of any such review of lottery procurement decisions.

     In certain jurisdictions, the Company's pari-mutuel wagering segment is also subject to extensive state regulatory and licensing requirements similar to the Company's on-line lottery and video gaming machine subsidiaries. The
Company's racetrack operations in Sunland Park, New Mexico, are subject to regulation of the New Mexico Racing Commission and other authorities.

Nevada Regulatory Matters

     The manufacture, sale and distribution of gaming devices and associated equipment for use or play in Nevada or for distribution outside of Nevada and the operation of slot machine routes in Nevada are subject to: (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and various local, city and county regulatory agencies (collectively referred to as the "Nevada Gaming Authorities").

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming, or manufacturing or locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's manufacturing, distribution and slot route operations.

     The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of two wholly-owned subsidiaries, VLC and VLC of Nevada, Inc. (the "Nevada Subsidiary") which are each licensed as a manufacturer and distributor. The Nevada Subsidiary is also licensed as an operator of a slot machine route. As a registered corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from VLC or the Nevada Subsidiary without first obtaining licenses and approvals from the Nevada gaming authorities. The Company, VLC and the Nevada Subsidiary have obtained from the Nevada gaming authorities the various registrations, approvals, permits, findings of suitability and licenses (collectively ("Gaming Licenses") in order to engage in manufacturing, distribution and slot route activities in Nevada as applicable.

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

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, the Nevada Subsidiary or VLC in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Nevada Subsidiary and VLC are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the licensed activities of the Nevada Subsidiary or VLC may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Nevada Subsidiary, VLC, or the subsidiaries involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, VLC and the Nevada Subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company, VLC and the Nevada Subsidiary are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by VLC and the Nevada Subsidiary are required to be reported to or approved by the Nevada Commission.

     If it were determined that the Nevada Act was violated by the Company, the Nevada Subsidiary or VLC, the licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Nevada Subsidiary, VLC, the Company and persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of the licenses held by the Company, the Nevada Subsidiary or VLC could (and revocation of any license would) have a materially adverse effect on the Company's manufacturing and distribution of gaming machines.

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

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, any of the following: the election of a majority of the members of the board of directors of the Registered Corporation; any change in the
Registered Corporation's corporate charter, bylaws, management, policies or operations, or in any of its gaming affiliates, or any other action which the
Nevada   Commission  finds  to  be  inconsistent  with  holding  the

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

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Nevada Subsidiary, VLC or the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

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

     The Company, VLC, and the Nevada Subsidiary are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

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

Other Jurisdictions and Government Approvals

     Most of the other jurisdictions in which the Company and its subsidiaries conduct business or intend to conduct business in the future require various licenses, permits, findings of suitability or other approvals (collectively "Government Approvals") in connection with the manufacture and/or distribution of gaming devices or provision of goods or services to the Lottery and Racing Industries. Some jurisdictions allow the Company to operate under a temporary Government Approval or on a transactional basis during the pendency of a comprehensive background investigation. While the Company has received Government Approvals in all of the jurisdictions in which the Company's applications have been acted upon, there can be no assurance that required Government approvals will be given or renewed in the future.

     Most of the jurisdictions in which the Company and its subsidiaries conduct business or intend to conduct business in the future require gaming devices to meet certain standards and specifications established by each jurisdiction. In addition, most jurisdictions require gaming devices to be reviewed and approved either by the regulatory agency or an independent testing laboratory prior to the gaming devices being sold or offered for public play. The Company has received or is seeking such approvals for its gaming devices, but there can be no assurance that such approvals will be maintained or that additional requisite approvals will be obtained.

Additional Financial Information

     Certain financial information for each of the Company's last three fiscal years with respect to industry segments and foreign and domestic operations and export sales is set forth in Note 4 of the Company's Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     The Company's executive offices, principal manufacturing and distribution facilities occupy approximately 82,000 square feet in a building owned by the Company and located in Bozeman, Montana. The Company leases approximately 38,000 square feet serving as a warehouse/assembly facility in the Bozeman area and approximately 8,000 square feet serving as executive offices in Atlanta, Georgia.

     The Company's on-line lottery services subsidiary, AWI, leases facilities in New Jersey located in a complex of which AWI occupies approximately 43,000 square feet and in Arden Hills, Minnesota, where AWI occupies approximately 13,000 square feet. In connection with its operations in the various jurisdictions, AWI occupies approximately 40 additional sites, most of which it holds under lease. The Company leases space in Reno (4,800 square feet) and Las Vegas (13,900 square feet), Nevada, Biloxi, Mississippi (1,000 square feet) and Victoria, Australia (1,000 square feet), primarily for product sales and support as well as assembly, repair and storage of video gaming machine products. Also in Bozeman, Montana, the Company leases approximately 5,300 square feet out of which it operates one of its route businesses. The Company also owns two buildings, one in Billings, Montana and one in Livingston, Montana, out of which it operates its other two route businesses.

     The Company also leases approximately 1,500 square feet of office space near Baltimore, Maryland for the administrative offices of United Tote. United Tote leases approximately 12,100 square feet in San Diego, California, which primarily houses the subsidiary's research and development activities, and leases approximately 2,900 square feet of space in Winnipeg, Canada, for administrative and repair services.

     The Company's racetrack facility in Sunland Park, New Mexico, rests on approximately 153 acres and contains in excess of 330,000 square feet inclusive of the grandstand, stables, barns, offices, etc. The racetrack itself is a one-mile oval track.

ITEM 3.  LEGAL PROCEEDINGS

     A class action, alleging violations of the federal antitrust laws, was filed in June 1994, in the federal district court in South Dakota against the Company and certain video lottery gaming machine operators in South Dakota by a group of other video lottery gaming machine operators, alleging, among other things, a combination and conspiracy to unlawfully restrain trade in video lottery gaming machines by fixing lease prices for such machines, allocating territories and refusing to deal with other operators. Unspecified treble damages were sought, along with injunctive relief to bar the alleged practices. On November 6, 1996, the South Dakota federal district court granted the Company's and other defendants' motion for summary judgment, dismissing, with prejudice, all claims of the plaintiffs in this matter. In December 1996, plaintiffs filed an appeal of this ruling with the Eighth Circuit of the U. S. Court of Appeals. On August 29, 1997, the Court of Appeals affirmed the judgment of the district court, and on September 29, 1997, the Court of Appeals issued an order denying a rehearing in this matter. The plaintiff filed a petition for a writ of certiorari with the United States Supreme Court which was denied on February 23, 1998.

     On December 1996, a purported class action was filed in the Court of Chancery, Delaware State Court, directing the Company and certain officers and directors of the company to fulfill their fiduciary obligations by effecting a transaction for the acquisition of the Company. On January 2, 1997, the Company and certain other officers and directors of the Company filed a motion to dismiss the matter. This matter has been informally stayed for an indefinite period of time by agreement of the parties.

     In January 1998, a breach of contract claim was filed against the Company and AWI in the U. S. District Court, Southern District of New York by MR International, Inc. and American Lottery Systems. The plaintiffs allege that the Company and AWI breached their obligations in a joint venture in the Rostov Region of the Republic of Russia. The complaint seeks monetary damages. The Company believes the claim is entirely without merit and intends to vigorously defend the action.

     Although the Company is a party in various other claims and legal actions arising in the ordinary course of business, in the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters as they are currently understood will not likely have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company's Annual Meeting of Stockholders was held on November 14, 1997, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 10,318,730 shares of the company's common stock were outstanding and entitled to vote at the meeting, of which 9,848,520 were present in person or by proxy. At the meeting the following matters were submitted to a vote by the stockholders, with the results indicated below:

     1. Election of one director to serve until the year 2000 Annual Meeting of Stockholders.

               Nominee                    For                    Withheld

               John Hardesty           7,817,167                 2,031,353

     2. Ratification of appointment of KPMG Peat Marwick LLP as independent auditors for the year ending December 31, 1997.

               For                      Against              Abstained/Not Voted

            8,233,194                  1,592,028                    23,298

     3. Amendment to the Company's 1991 Employee Stock Purchase Plan eliminating certain restrictions and increasing the number of shares available for issuance to Plan Participants for Purchase Period 1996 and for subsequent Purchase Periods by 500,000 shares, which increase would result in a total of 700,000 shares available for issuance under the plan:

               For                       Against             Abstained/Not Voted

            4,663,628                   2,416,283                   68,375

     4. Amendment to the Company's 1994 Stock Incentive Plan to increase the number of available shares issuable thereunder by 500,000 shares, which increase would result in a total of 1,500,000 shares issuable under the plan, and to allow for the issuance of restricted stock in lieu of cash compensation to non-employee directors:

               For                       Against             Abstained/Not Voted

            4,058,276                   3,009,675                   80,335

     5. Amendment to the Company's Certificate of Incorporation to change the name of the Company to reflect more accurately the diversity of the Company's operations.

               For                       Against             Abstained/Not Voted

            7,223,840                   2,540,944                   41,348

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol PWRH. From July 24, 1991 until December 31, 1997, the Company's Common Stock traded under the symbol VLTS. Prior to that time, there was no public market for the Common Stock. The following table sets forth the high and low bid prices for the common shares for the periods indicated as reported by Nasdaq.

     YEAR                                           High                 Low

     1997

          Quarter ended December 31, 1997          $12.75               $8.75
          Quarter ended September 30, 1997         $11.38               $5.94
          Quarter ended June 30, 1997               $6.25               $3.50
          Quarter ended March 31, 1997              $4.88               $3.25

     1996
          Quarter ended December 31, 1996           $5.75               $3.00
          Quarter ended September 30, 1996          $4.75               $2.88
          Quarter ended June 30, 1996               $6.88               $3.75
          Quarter ended March 31, 1996              $7.38               $4.38

     As of March 2, 1998, there were approximately 701 holders of record of the Company's Common Stock. Since its formation in May 1991, the Company has not paid any dividends to its stockholders. The Company currently intends to retain any earnings to help finance the growth and development of its business and does not anticipate paying cash dividends on its capital stock in the foreseeable future. Any future determination as to the payment of dividends on its Common Stock will depend, among other things, on the future earnings, capital requirements and financial condition of the Company, and on such other factors as the Company's Board of Directors may consider relevant. In addition, the existing bank line of credit held by the Company restricts the payments of dividends by the Company. (See Note 11 to the Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

     The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1997, are derived from the consolidated financial statements of the Company and subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, and the report thereon, are included elsewhere in this Form 10-K. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto of the Company and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                         Selected Financial Information
                 (Dollars in thousands, except per share data)
                                                                          Years Ended December 31,
OPERATIONS DATA                                          1997          1996          1995           1994          1993
---------------                                          ----          ----          ----           ----          ----
REVENUES:
On-line lottery                                       $ 94,771        88,843        91,653        101,559       115,544
Gaming machine and route operations                     75,221        60,186        61,398         68,571        59,069
Wagering systems and racetrack operations(1)            26,943        27,652        28,111         18,652           ---
                                                      --------       -------       -------        -------       -------
         Total revenues                                196,935       176,681       181,162        188,782       174,613

COSTS OF REVENUES
On-line lottery                                         62,558        59,333        59,438         62,397        67,985
Gaming machine and route operations                     44,530        32,911        35,991         39,815        35,074
Wagering systems and racetrack operations               19,893        20,104        22,286         13,992           ---
                                                      --------       -------       -------        -------       -------
                                                       126,981       112,348       117,715        116,204       103,059
                                                      --------       -------       -------        -------       -------
Gross profit                                            69,954        64,333        63,447         72,578        71,554
OTHER OPERATING EXPENSES:
Selling, general and administrative                     31,655        28,697        31,140         34,000        30,362
Research and development                                 9,788         7,969         8,888          8,513         6,629
Other charges                                              ---        34,135         2,763         23,994           ---
Depreciation and amortization                           21,995        23,822        22,587         20,694        18,033
                                                      --------       -------       -------        -------       -------
                                                        63,438        94,623        65,378         87,201        55,024
                                                      --------       -------       -------        -------       -------

Earnings (loss) from operations                          6,516       (30,290)       (1,931)       (14,623)       16,530
                                                      --------       -------       -------        -------       -------

Other income (expense)                                  (2,869)       (2,694)       (1,833)          (242)       (9,032)
                                                      --------       -------       -------        -------       -------

Earnings (loss) before income taxes and
     extraordinary items                                 3,647       (32,984)       (3,764)       (14,865)        7,498
Income tax benefit (expense)                             1,135         8,753           846         (1,303)       (3,152)
                                                      --------       -------       -------        -------       -------

Net earnings(loss) from continuing operations            4,782       (24,231)       (2,918)       (16,168)        4,346
Reversal of (provision for) loss on discontinuance
     of wagering systems operations, net(1)                ---         5,482        (5,482)           ---           ---
                                                      --------       -------       -------        -------       -------

Net earnings (loss) before extraordinary items           4,782       (18,749)       (8,400)

Extraordinary gain, net                                 13,269         4,014           ---            ---           ---
                                                      --------       -------       -------        -------       -------

Net earnings (loss)                                   $ 18,051       (14,735)       (8,400)       (16,168)        4,346
                                                      ========       =======       =======        ========      =======

Earnings (loss) per share data:
Basic:
Continuing operations                                    $0.46         (2.28)        (0.28)         (1.56)         0.35
                                                         -----         -----         -----          -----          ----
Net earnings (loss)                                      $1.75         (1.39)        (0.80)         (1.56)         0.35
                                                         =====         =====         =====          =====          ====

Diluted:
Continuing operations                                    $0.46         (2.28)        (0.28)         (1.56)         0.35
                                                         -----         -----         -----          -----          ----
Net earnings (loss)                                      $1.72         (1.39)        (0.80)         (1.56)         0.35
                                                         =====         =====         =====          =====          ====

Weighted average shares:
Basic                                                   10,329        10,635        10,555         10,337        12,286
                                                        ------        ------        ------         ------        ------
Diluted                                                 10,489        10,635        10,555         10,337        12,293
                                                        ======        ======        ======         ======        ======

                                     - 31 -


                                                                                   December 31,
BALANCE SHEET DATA                                        1997         1996          1995           1994         1993
                                                          ----         ----          ----           ----         ----


Working capital                                       $ 37,050        28,083        19,987         23,344        51,458
Total assets                                           161,397       168,043       165,851        174,032       139,513
Total long-term debt(1)(2)
  (excluding current  installments)                     31,446         9,312        12,885          9,060           855
Stockholders' equity                                    82,146        72,231        86,448         94,112       108,215

----------

(1) Wagering systems and racetrack operations revenue and costs since May 3, 1994. (See Note 2 to the Consolidated Financial Statements.)

(2) On January 30, 1997, the Company and EDS reached an agreement to settle all claims against each other. The agreement, among other things, provided for the extinguishment of outstanding fees of approximately $38.0 million for a note payable of approximately $26.1 million which matures in 2004. (See
     Note 2 to the Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

     The following table presents for the years indicated, the percentage of revenues represented by certain operational data, as well as the percentage change in such items.


                                                  Percentage (%) of Total Revenues
                                                  --------------------------------             Percentage (%) Increase
                                                            Years Ended                              (Decrease)
                                                              December 31,                   --------------------------
                                                      -----------------------------          Year 1997        Year 1996
                                                     1997         1996       1995            Over 1996        Over 1995
                                                     ----         ----       ----            ---------        ---------

Revenues:
On-line lottery                                     48.0           50.3       50.6                6.8            (3.2)
Gaming machine and route operations                 38.2           34.1       33.9               24.9            (2.0)
Wagering systems and racetrack operations           13.8           15.6       15.5               (2.9)           (1.4)
                                                   -----          -----      -----
                                                   100.0          100.0      100.0              (11.4)           (2.5)
                                                   -----          -----      -----

Costs and expenses:
On-line lottery                                     31.8           33.6       32.8                5.6            (0.2)
Gaming machine and route operations                 22.6           18.6       19.9               35.3            (8.6)
Wagering systems and racetrack operations           10.1           11.4       12.3               (1.0)           (9.9)
Selling, general and administrative                 16.0           16.2       17.1               10.1            (7.7)
Research and development                             5.0            4.5        4.9               22.5           (10.1)
Other charges                                        ---           19.3        1.5             (100.0)        1,117.9
Depreciation and amortization                       11.2           13.5       12.5               (7.6)            5.3
                                                   -----          -----      -----

                                                    96.7          117.1      101.0               (8.0)           13.0
                                                   -----          -----      -----

Earnings (loss) from operations                      3.3          (17.1)      (1.0)            (121.5)        1,489.5

Other expense, net                                  (1.5)          (1.5)      (1.0)               7.4            50.0
                                                   -----          -----      -----
Net earnings (loss) before income taxes,
  discontinued operations and extraordinary
  items                                              1.8          (18.6)      (2.0)            (110.9)          789.2
                                                   =====          =====      =====

     As a holding company whose principal assets are the securities of its on-line and video lottery and gaming subsidiaries, the Company's ability to meet debt service obligations and pay operating expenses and dividends, if authorized by the Company's board of directors, depends primarily on the receipt of sufficient dividends from such on-line and video lottery and gaming subsidiaries. In addition, gaming statutes and license requirements in the jurisdictions in which the Company's subsidiaries currently operate or may operate in the future may require the maintenance of minimum amounts of statutory capital and place certain restrictions upon the amount of dividends that the Company's subsidiaries may pay.

     The success of the Company will be dependent, to a significant extent, upon the continued services of a relatively small group of executive personnel. The loss or unavailability of one or more of such executive officers or the inability to attract or retain key employees in the future could have an adverse effect upon the Company's operations.

     Revenue from the on-line lottery segment consists primarily of a contractual percentage of lottery ticket sales in states in which the Company operated as well as revenue from on-line lottery equipment sales and software license fees. The segment revenue will experience fluctuations depending on contract start and end dates and relative sizes of jackpots and the number of terminals on-line and selling tickets in the states in which the Company operates. The Company expects on-line lottery services revenue to continue to be a significant component of total revenues. On-line lottery revenue is generated by the Company's AWI subsidiary.

     Revenue from the gaming machine and route operations segment consists of sales and lease of gaming machines, sales of parts, central control system hardware and software, service of terminals, license fees, and from the operation of gaming machine routes. Route operations revenue consists primarily of gaming machine wagers net of pay-outs to patrons and state gaming taxes. Revenue from gaming machine sales is subject to potentially significant fluctuations. When and if new jurisdictions approve legislation for new or expanded gaming operations or when the Company first enters a new jurisdiction, and if the Company is awarded a contract in any such jurisdictions, the segment may experience a surge in sales revenue that may or may not subsequently decline dramatically depending on the jurisdiction and gaming venue. The Company expects gaming machine and route operations revenue to continue to be a major component of total revenues. Gaming machine revenue is primarily generated by the Company's VLC subsidiary.

     The Company is actively seeking to expand its video and on-line lottery and gaming operations into jurisdictions that have legalized gaming. There can be no assurance, however, that the Company will be able to identify or capitalize on any opportunities in suitable markets. The Company's ability to expand will be dependent upon a number of factors, many of which are beyond the Company's control, including negotiating acceptable terms, securing required state, foreign, and local licenses, permits, and approvals, securing adequate financing on acceptable terms, voter and other political approvals, demographic trends, and consumers' gaming preferences. As a result, there can be no assurance that the Company will be able to develop new markets for its products. See "Business -- Contracts." In addition, the Company may incur costs in connection with pursuing new video and on-line lottery and gaming opportunities that it cannot recover and may be required to expense certain of these costs, which may negatively affect the Company's reported operating performance for the periods during which such costs are expensed.

     Revenue from wagering systems and racetrack operations is generated primarily from a contractual percentage of handle processed through computerized pari-mutuel wagering systems from over 120 contracts in North America, international sales and lease of pari-mutuel wagering systems, and ownership and operation of a racetrack in Sunland Park, New Mexico. While on-track attendance and handle from pari-mutuel wagering in the United States has markedly decreased over the last decade as jurisdictions have legalized other forms of gaming, there has also been a substantial increase in simulcast and off-track wagering handle during the same period. Due to the significant increase of alternate forms of gaming during the last several years, there can be no assurance that such historical patterns will remain the same in the future, nor can the Company predict the magnitude of any resulting net economic effects on this segment of its business. The Company expects wagering systems and racetrack operations revenue to be a significant component of total revenues.

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

     Other charges include special and unusual charges recorded by the Company for restructurings, asset valuation impairments, liquidated damage assessments and other contract losses. The Company excludes these other charges from the calculation of gross profit due to the nature of each charge as disclosed in the discussion of gross profit margin for each segment of the Company's operations. Such other charges are considered special and unusual in nature and are not associated with the revenue stream of any segment of the Company's operations. Accordingly, the Company believes that the inclusion of such other charges in the determination of gross profit would not be indicative of past, current or future gross profit margins.

1997 Compared with 1996

     Consolidated revenues increased by $20.3 million , or 11%, to $196.9 million from $176.6 million in 1996. The consolidated gross profit increased by $5.6 million, or 9%, to $69.9 million from $64.3 million in 1996. Earnings from operations were $6.5 million in 1997 as compared to a loss from operations of $30.3 million in 1996. The 1996 loss from operations included $34.1 million of special and unusual charges recorded by the Company discussed below. Absent the special and unusual charges, 1996 earnings from operations would have been approximately $3.8 million. Earnings from operations as a percentage of revenues was 3.3% in 1997 as compared to 2.2% in 1996 without the special and unusual charges.

     In 1996, the Company withheld certain payments to EDS primarily due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the agreement between EDS and the Company was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other and agreed to transition the EDS services and personnel to the Company. The transition of the EDS services and related employees to the Company was completed in the second quarter of 1997 and has resulted in lower operating costs and improved customer service.

On-line Lottery

     Total revenues from the on-line lottery segment increased by $5.9 million, or 7%, to $94.7 million from $88.8 million in 1996. The increase reflects higher revenues from certain domestic on-line lottery contracts as well revenues from the Company's installation and sale of an on-line lottery system in Chile. 1996 on-line lottery revenues include approximately $7.3 million from lottery contracts with the Arizona and Washington lottery authorities. Both contracts terminated in 1996.

     The Company expects the on-line lottery segment to remain a significant segment of the Company, and the segment's growth is dependent upon management's strategy to selectively bid on domestic lottery contracts and continue to pursue international on-line lottery opportunities. On-line lottery contracts for twelve state lotteries will be up for procurement over the next three years two of which are the Company's. Due to the high cost of procuring new lottery contracts, the Company intends to target those states which it believes will establish a bidding process based exclusively on technical capability, price and service. This strategy allows the Company to efficiently allocate its resources so that it may also pursue international growth opportunities. The Company is currently pursuing a number of jurisdictions worldwide that are expected to implement on-line lottery programs within the next two years. In 1997, revenues from lottery systems sales to international customers was $8.7 million as compared to $3.1 million in 1996.

     Additionally, the Company's sophisticated on-line lottery system MasterLink(TM) affords the Company the ability to develop add-on products and services. Given the maturity of the on-line lottery industry, states are in need of ways to increase lottery ticket sales and reduce costs. The Company expects to develop new products and services every year for its existing customers as well as reduce operating costs.

     The expiration date of the current contract with the Florida Lottery was extended from June 30, 1996, as a result of a delay of the award of a new contract. On September 2, 1997, the Florida Lottery notified the Company that the Company had been selected as the most highly qualified bidder for the award of a new five-year contract pursuant to a re-evaluation that resulted from an earlier protest by a competitor, GTECH Corporation, of the Florida Lottery's previous selection of the Company. GTECH Corporation protested the Florida Lottery's re-selection of the Company as the most qualified bidder. On

March 23, 1998, the Lottery dismissed the protest and re-awarded the contract to the Company. GTECH filed its notice of appeal of this order on March 24. The Florida Lottery may commence contract negotiations with the Company. GTECH has petitioned the Lottery to stay these negotiations. On January 5, 1998 the Company and the Florida Lottery entered into an interim contract to continue operating the Lottery's on-line system until the earlier of either the award and implementation of a new agreement or through January 1, 2000. Under the terms of the Florida request for proposal, sizable capital expenditures in excess of current credit facilities would be required to fulfill its terms. The availability of and terms of new financing are subject to numerous uncertainties and cannot be reasonably predicted.

     The gross profit margin for on-line lottery revenues was 34% in 1997 as compared to 33% in 1996. The gross profit margin from on-line lottery service revenues was 33% in 1997 and 1996. The gross profit on on-line lottery terminal and system sales was 48% in 1997 and 12% in 1996. Gross profit margins from the Company's lottery contract in Maryland, implemented in the third quarter of 1996, have been less than anticipated, however, the Company is working with the Maryland Lottery to reduce operating costs and enhance revenues to the Company and the lottery. The Company expects to increase gross profit margins for on-line lottery revenues over time.

     In 1996, the Company recorded approximately $31.0 million of special and unusual charges associated with the on-line lottery segment. The charges consisted of $18.0 million for inventory reserves and write-downs, $8.4 million for contractual liabilities and settlement of customer disputes which arose primarily during the Company's former relationship with EDS discussed earlier and $4.6 million for impairment of intangible and other assets related to an on-line lottery contract. These charges have been excluded in the determination of gross profit due to their unusual nature and are not considered by the Company to be indicative of anticipated future operating results.

Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment increased by $15.0 million, or 25%, to $75.2 million from $60.2 million in 1996. Revenue was recognized on shipments of 7,047 units in 1997 as compared to 6,235 units in 1996. Revenues from route operations was $17.7 million in 1997 as compared to $16.5 million in 1996. Revenue from leases of gaming machines was $11.0 million in 1997 as compared to $10.7 million in 1996.

     The increase in revenues over 1996 levels reflects increased sales in international markets of Quebec, Canada and South Africa as well as domestic jurisdictions of Nevada, New Jersey and Minnesota. These increased levels of sales were offset by reductions in sales in international markets of Norway, Peru and Alberta, Canada.

     The Company expects the gaming machine and route operation segment to remain a significant segment of the Company's operations. The growth and success of the segment is dependent upon the Company's ability to expand its leading position in the worldwide video lottery gaming market, penetrate established casino markets such as Nevada and New Jersey and the growth of new markets. The Company believes that new markets such as Ontario, Canada and South Africa, and the replacement of older gaming machines and systems in Australia and North America will provide for future growth opportunities for the Company. Penetration and growth of sales to established casino markets such as Nevada and New Jersey is primarily dependent on the Company's ability to gain visibility and acceptance of its gaming machines in the markets while offering a competitive price. The Company believes that its gaming machines are capable of producing greater than average play and net win amounts reflecting their superior graphics and playability. Developing casino opportunities at pari-mutuel racetracks is dependent initially upon the enactment of legislation to allow gaming at racetrack facilities. A small number of states, including New Mexico, Iowa, West Virginia, Delaware, Rhode Island and Louisiana have enacted legislation to allow gaming at racetracks and the Company anticipates the trend to continue although there can be no assurance of it continuing.

     The gross profit margin on gaming machine and route operations revenue was 41% in 1997 as compared to 46% in 1996. The decrease reflects the relative higher revenues from sales in Quebec, Canada which have historically carried lower gross profit margins for the Company. The gross profit margin from route operations revenue was 27% in 1997 and 29% in 1996. Revenue from leasing of gaming machines has minimal ongoing direct costs. Depreciation expense of gaming machines under lease and revenue share agreements is recorded as a component of depreciation and amortization expense in the Company's consolidated financial statements. Although there can be no assurance given, the Company expects gross profit margin levels in this segment to remain above 40%.

Wagering Systems and Racetrack Operations

     Revenues from wagering systems service contracts was $17.6 million in 1997 as compared to $18.4 million in 1996. The decrease is the result of the closure of two customer facilities in Wisconsin and Texas, the loss of two customers to competitors, and decreased revenues from a Philippine customer resulting from contractual handle rate decreases and a currency devaluation in Asia. These decreases were partially offset by increased revenues generated from the start up of live racing at Lone Star Park in Texas, additional services under existing contracts, and increased fees as a result of increased levels of simulcasting in the industry. In 1997, United Tote signed contracts with two new customers and renewed contracts with seventeen existing customers. Included in contract renewals in 1997 were extension of contracts with Churchill Downs, Turfway Park, and the Red Mile in Kentucky. Pari-mutuel wagering systems equipment sales were $2.5 million in 1997 as compared to $2.1 million in 1996. Racetrack operation revenues were $6.8 million in 1997 and $7.2 million in 1996. The decrease reflects the Company's decision in 1997 to hold fewer live racing days, which are not profitable.

     The gross profit from wagering systems service contracts was $6.2 million in 1997 compared to $7.0 million in 1996. The decrease is the result of the closure of two customer facilities in Wisconsin and Texas, the loss of two customers to competitors, and decreased revenues from a Philippine customer resulting from contractual handle rate decreases and the Asian currency devaluation. Increased operating expenses related to implementation of a comprehensive employee training program, and liquidated damages payments to two customers also contributed to the decreased margins. Pari-mutuel wagering systems equipment sales generated $1.2 million of gross profit in 1997 compared with $.9 million in 1996. Gross profit for the racetrack operations was $(.3) million in 1997 and 1996.

     The Company expects the wagering systems segment to remain a significant segment. Recent declines in general attendance at pari-mutuel facilities has created increased pricing pressures for the Company and its pari-mutuel wagering systems supplier competitors. The Company does not anticipate those pricing pressures to decrease in the near future. Accordingly, the Company plans to maintain profitability by improving customer service while maintaining or reducing operating costs. Additionally, as discussed in the gaming machine and route operations segment, a number of jurisdictions have recently enacted legislation allowing casino style gaming at pari-mutuel racetracks and facilities. The Company believes that this expansion of video gaming at racetracks will increase attendance at racetracks. The Company provides wagering systems and service to over 120 of the approximate 350 pari-mutuel facilities in North America, including Churchill Downs which has consistently set new attendance and wagering records with the Company's wagering system and services.

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses increased by $3.0 million, or 10%, to $31.7 million from $28.7 million in 1996. The Company expended more capital and resources for marketing and proposal efforts in 1997 over 1996 levels. The increased expenditures were in the Company's on-line lottery and gaming machine segments which account for over 86% of the Company's 1997 consolidated revenues. The Company anticipates 1998 selling, general and administrative expenses to grow with anticipated business growth and future development.

Research and Development

     In 1997, the Company expended $9.8 million (net of capitalization) on research and development activities as compared to $8.0 million in 1996. The Company capitalized approximately $1.0 million in 1997 and $4.1 million in 1996 of software development costs in conjunction with the development of the Company's MasterLink(R) central system software. In 1997 the Company implemented new modules and other significant enhancements in a number of on-line lottery systems provided to domestic and international customers. Research and development expenditures were approximately 5.5% and 6.8% of consolidated revenues in 1997 and 1996, respectively. The Company plans to increase research and development efforts to maintain and improve its competitive position.

1996 Compared with 1995

     Total revenue in 1996 decreased by $4.5 million (2.5%) to $176.7 million from $181.2 million in 1995. The overall gross profit increased by $.9 million (1.4%) to $64.3 million from $63.4 million in 1995. The Company had a net loss from continuing operations of $24.2 million in 1996 as compared to net loss from continuing operations of $2.9 million in 1995. The increase in loss reflects significant special and other unusual charges recorded in 1996. Absent the special and other unusual charges, the Company would have had net earnings before income taxes of $1.2 million in 1996 and a net loss before income taxes of $1.0 million in 1995. The improvement reflects the $.9 million increase in gross profit and reductions in selling, general and administrative costs and research and development costs, net of capitalization.

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

     The gross profit margin of the on-line lottery segment was 33% in 1996 as compared to 35% in 1995. The gross profit margin on services revenue in the on-line lottery segment was 33% in 1996 as compared to 36% in 1995. The decrease is primarily attributable to a contractual reduction in the fee structure with the Florida Lottery in 1996. Management does not anticipate significant fluctuations in gross profit margins in the near future. The gross profit margin on on-line central system and equipment sales was 30% and 20% in 1996 and 1995, respectively.

     The Company paid or accrued approximately $81.6 million and $70.3 million to EDS for costs and expenses in 1996 and 1995, respectively. Of those costs and expenses approximately $9.7 million and $2.7 million were capitalized primarily in conjunction with software development and deferred start-up costs in 1996 and 1995, respectively.

Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment decreased by $1.2 million, or 2%, to $60.2 million from $61.4 million in 1995. The decrease reflects significant reductions in sales in Louisiana and Quebec. The decreases were offset by increased sales in international markets involving Norway, Peru, Victoria and South Australia and Alberta, Canada, as well as increased sales in domestic jurisdictions of Nevada and Delaware.

     Revenue was recognized on delivery of 6,235 units in 1996 as compared to 7,772 in 1995. Included in the total units were approximately 917 and 1,562 of royalty unit sales in 1996 and 1995, respectively. Additionally, the Company delivered 1,175 gaming machines under lease arrangements to the Oregon, Rhode Island and Delaware lotteries in 1996 as compared to 1,570 gaming machines delivered to the Oregon, Rhode Island and Delaware lotteries in 1995.

     The gross profit margin from the gaming machine segment, which includes equipment sales and contract revenue, as well as leases revenue, increased to 45% from 41% in 1995. The increase is primarily attributable to the lower sales levels in Louisiana and Quebec which historically carry lower margins for the Company relative to other jurisdictions and higher software sales which carry higher gross profit margins. The gross profit margin from route operations was 29% in 1996 as compared to 28% in 1995.

Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operations segment decreased by $.5 million, or 1.6%, to $27.6 million from $28.1 million in 1995. The decrease is attributable to a decline in revenues from the racetrack operations at Sunland Park, New Mexico of approximately $.9 million offset by an increase of $.4 million in revenues generated from wagering systems services and equipment sales. The decline in revenue at Sunland Park is the result of lower handle and attendance and lower revenues resulting from a shorter 1996-1997 live racing season. The increase in revenues for wagering systems is attributable to revenues from additional services under existing contracts, renegotiation of existing contracts under more favorable terms and increased interface fees resulting from increased levels of simulcasting. Lost revenues from closed customer facilities were offset by these increases as well as additional revenues generated at customer facilities that are now open year round for simulcasting and the addition of new customers.

     The number of customer contracts declined in 1996 primarily due to closing of six customer facilities in Kansas, South Dakota, Texas, and Wisconsin. In 1996, United Tote signed contracts with five new customers, and renewed contracts with six U. S. customers and seven Canadian customers.

     The gross profit margin from the wagering systems and racetrack operations segment was 27% in 1996 as compared to 21% in 1995. The gross profit margins for wagering systems services and equipment sales were 38% in 1996 and 30% in 1995. The increase in margin is due to increases in the simulcasting and interface revenues which carry higher margins, combined with lower operating expenses from wagering systems. The Sunland Park racetrack operations yielded negative gross profit of $.3 million in 1996 and $.2 million in 1995.

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

                            Research and Development

     In 1996,  the Company  expended  $8.0  million (net of  capitalization)  on research and development activities as compared to $8.9 million (net of capitalization) in 1995. The Company capitalized approximately $4.1 million and $2.7 million, respectively, of the development costs primarily in conjunction with the development of the Company's MasterLinkTM system central system software. The new modules and significant enhancements related to the MasterLinkTM system in 1996 were implemented with the Delaware and Maryland on-line lottery systems in 1996. The Delaware Lottery installation was the first installation of the video gaming module of the MasterLinkTM system. The Maryland on-line lottery system reached start-up in the third quarter of 1996.

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

Liquidity and Capital Resources

     In 1997 the Company generated $35.9 million of cash from operations as compared to $18.7 million in 1996. Approximately $8.9 million was invested in property, plant and equipment and intangible and other assets in 1997. The amount includes approximately $4.7 million related to the manufacture, purchase and installation of pari-mutuel wagering equipment by Company's wagering system segment and approximately $1.0 million for additional enhancements to the Company's MasterLink(TM) on-line lottery central system software.

     In 1996 the Company withheld payments to EDS due to disputes with customers over performance issues the Company had with EDS (see Note 2 to the Consolidated Financial Statements). At December 31, 1996, the Company had a recorded balance payable to EDS of $38.0 million which, in conjunction with the settlement of the disputes in January 1997, was replaced with a note payable with a face value of $27.0 million amortizing from January 1999 through 2004. The note payable is secured by certain assets including on-line lottery equipment inventories with a carrying value of approximately $.7 million at December 31, 1997. The note payable provides for acceleration of payment on the note equal to 30% of the sales price of the equipment as well as proceeds in excess of certain levels from licensing the Company's MasterLink(TM) software.

     The Company repaid long-term debt of $11.2 million in 1997 in addition to paying off the December 31, 1996 revolving line of credit balance of $7.7 million. On February 28, 1998, the Company and First Bank, N.A. extended the expiration date of the Company's revolving line of credit to August 31, 1998. The revolving line of credit has $10.0 million available to the Company for working capital.

     Working capital, defined as current assets less current liabilities, increased by $9.0 million to $37.1 million from the December 31, 1996 amount of $28.1 million. The increase is primarily reflected in cash and cash equivalents which were $13.8 million at December 31, 1997 as compared to $4.3 million at December 31, 1996.

     At December 31, 1997 as compared to 1996, the Company reflected both higher trade accounts and notes receivable and accounts payable and accrued liabilities reflecting relatively higher fourth quarter sales of gaming machines and related parts to international jurisdictions, including South Africa and Quebec, Canada.

     At December 31, 1997 the Company's balance of current deferred taxes was $11.4 million as compared to deferred and refundable income taxes of $19.1 million at December 31, 1996. The Company received the refund amount of approximately $3.6 million in March 1997. Additionally, the taxable portion of the extraordinary gain recognized in the first quarter of 1997 related to the settlement with EDS was offset with net operating loss carryforward amounts generated in previous years. The utilization of the loss carryforward amounts reduced related recorded deferred tax assets. The Company has approximately $8.9 million of remaining net operating loss carryforward amounts at December 31, 1997 of which the utilization of approximately $2.9 million is subject to significant limitations including the generation of taxable income of the Company's wagering systems segment.

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

     In November 1997, the Company was awarded a new five-year contract commencing in January 1999 to continue operating the Pennsylvania Lottery. The current contract expires in December 1998.

     Also, the Company has had architectural plans developed for casino gaming at the racetrack facility in Sunland Park, New Mexico, and has initiated construction. Current plans call for approximately $8 million of capital expenditures for facility enhancements, gaming machines and related equipment. Sizable capital expenditures in excess of current capital sources may be required in advance of any anticipated capital generated by a new Florida or Pennsylvania contract and the Company does not anticipate that any revenues will be generated from casino gaming at Sunland Park until the third or fourth quarter of 1998.

     Accordingly, the Company may need additional financing, the availability and the terms of which are subject to various uncertainties, with no assurance that such financing can be obtained. Historically, the Company has met its cash flow requirements primarily with cash provided by operations, public offerings of equity securities, and from borrowing from financial institutions. The Company does not have any significant off balance sheet financing in the form of operating leases at December 31, 1997. Primarily all operating leases disclosed in Note 9 to the Consolidated Financial Statements are for office and warehousing space.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
Index to Consolidated Financial Statements

Independent Auditors' Report                                                 43

Consolidated Financial Statements:
  Statements of Operations for the years
         ended December 31, 1997, 1996 and 1995                              44
  Balance Sheets as of December 31, 1997 and 1996                            45
  Statements of Stockholders' Equity for the years
         ended December 31, 1997, 1996 and 1995                              46
  Statements of Cash flows for the years
         ended December 31, 1997, 1996 and 1995                              47

Notes to Consolidated Financial Statements                                   48

All schedules are omitted because the information prescribed thereon is not applicable nor required or is furnished in the consolidated financial statements or notes thereto.
                                     - 42 -

KPMG Peat Marwick LLP
     1000 First Interstate Center
     401 N. 31st Street
     P. O. Box 7108
     Billings, MT 59103






                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Powerhouse Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Powerhouse Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Powerhouse Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                           /S/ KPMG PEAT MARWICK  LLP


Billings, Montana
February 20, 1998
     except for the last paragraph of Note 11
     as to which the date is February 28, 1998

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except for share data)

                                                                      Years Ended December 31
                                                                      -----------------------
                                                            1997               1996              1995
                                                            ----               ----              ----
                                                           (000s)             (000s)            (000s)

REVENUES:
   On-line lottery                                       $ 94,771             88,843            91,653
   Gaming machine and route operations                     75,221             60,186            61,398
   Wagering systems and racetrack operations               26,943             27,652            28,111
                                                         --------            -------           -------
     Total revenues                                       196,935            176,681           181,162

COSTS OF REVENUES:
   On-line lottery                                         62,558             59,333            59,438
   Gaming machine and route operations                     44,530             32,911            35,991
   Wagering systems and racetrack operations               19,893             20,104            22,286
                                                          -------            -------           -------
                                                          126,981            112,348           117,715
                                                          -------            -------           -------
     Gross Profit                                          69,954             64,333            63,447

OTHER OPERATING EXPENSES:
   Selling, general and administrative                     31,655             28,697           31,140
   Research and development                                 9,788              7,969            8,888
   Other charges                                              ---             34,135            2,763
   Depreciation and amortization                           21,995             23,822           22,587
                                                          -------            -------          -------
                                                           63,438             94,623           65,378
                                                          -------            -------          -------

Earnings (loss) from operations                             6,516            (30,290)          (1,931)
                                                          -------            -------          -------

OTHER INCOME (EXPENSE):
   Interest and other income                                1,021              1,060            1,244
   Interest expense                                        (3,890)            (3,754)          (3,077)
                                                          -------            -------          -------
                                                           (2,869)            (2,694)          (1,833)
                                                          -------            -------          -------

Earnings (loss) before income taxes and extraordinary
   items                                                    3,647            (32,984)          (3,764)

Income tax benefit                                          1,135              8,753              846
                                                          -------            -------          -------

Net earnings (loss) from continuing operations              4,782            (24,231)          (2,918)

Reversal of (provision for) loss on discontinuance of
   wagering systems operations, net                           ---              5,482           (5,482)
                                                          -------            -------          -------

Net earnings (loss) before extraordinary items              4,782            (18,749)          (8,400)

Extraordinary gain, net                                    13,269              4,014              ---
                                                          -------            -------          -------

Net earnings (loss)                                       $ 18,051           (14,735)          (8,400)
                                                          ========           =======          =======

EARNINGS (LOSS) PER SHARE DATA:
Basic:
Continuing operations                                        $0.46             (2.28)           (0.28)
Net earnings (loss)                                          $1.75             (1.39)           (0.80)
                                                             =====             =====            =====

Diluted:
Continuing operations                                        $0.46             (2.28)           (0.28)
Net earnings (loss)                                          $1.72             (1.39)           (0.80)
                                                             =====             =====            =====

Weighted average shares:
Basic                                                       10,329            10,635           10,555
Diluted                                                     10,489            10,635           10,555
                                                            ======            ======           ======


          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands except for share data)

                                                                                      December 31,
                                                                              1997                    1996
                                                                             (000s)                  (000s)
                                                                             ------                  ------

ASSETS
   Current assets:
     Cash and cash equivalents                                              $ 13,772                   4,322
     Restricted cash deposits                                                  1,423                   1,364
     Accounts receivable, net                                                 25,839                  19,353
     Current installments of notes receivable, net                             3,192                   2,818
     Inventories                                                              15,942                  18,297
     Prepaid expenses                                                          1,037                   1,027
     Income tax refund receivable                                                ---                   3,551
     Deferred income taxes                                                    11,444                  15,500
                                                                            --------                 -------
   Total current assets                                                       72,649                  66,232
                                                                            --------                 -------

   Property, plant and equipment                                             152,074                 153,124
     Less accumulated depreciation                                           (88,914)                (78,417)
                                                                            --------                 -------
       Net property, plant and equipment                                      63,160                  74,707
                                                                            --------                 -------

   Restricted cash deposits                                                    2,408                   2,521
   Notes receivable, excluding current installments                            2,547                   2,216
   Goodwill, net                                                               9,314                  10,134
   Intangible and other assets, net                                           11,319                  12,233
                                                                            --------                 -------
                                                                            $161,397                 168,043
                                                                            ========                 =======
LIABILITIES
   Current liabilities:
     Notes payable                                                               ---                   7,650
     Current installments of long-term debt                                 $  4,381                  10,604
     Accounts payable                                                          9,513                   6,646
     Accrued expenses                                                         21,705                  13,249
                                                                            --------                 -------
       Total current liabilities                                              35,599                  38,149
                                                                            --------                 -------

   Long-term debt, excluding current installments                             31,446                   9,312
   Due to EDS                                                                    ---                  38,025
   Deferred income taxes                                                      12,206                  10,326
                                                                            --------                 -------
       Total liabilities                                                      79,251                  95,812
                                                                            --------                 -------

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value.  Authorized 8,087,272 shares; no
     shares issued                                                               ---                     ---
   Series A Junior Preferred stock, $.01 par value, convertible non-
     cumulative.  Authorized 1,912,728 shares                                     19                      19
   Common stock, $.01 par value.  Authorized 25,000,000 shares                   110                     108
   Paid-in capital                                                            89,427                  97,765
   Deferred restricted stock compensation                                       (217)                   (417)
   Accumulated deficit                                                        (7,193)                (25,244)
                                                                            --------                 -------
       Total stockholders' equity                                             82,146                  72,231
                                                                            --------                 -------
                                                                            $161,397                 168,043
                                                                            ========                 =======



          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands except for share data)

-----------------------------------------------------------------------------------------------------------------------------
                                      Series A                                 Deferred
                                      Preferred      Common                    Restricted                          Total
                                        Stock         Stock       Paid-in     stock compen-     Accumulated     stockholders'
                                      par value     par value     capital       sation            deficit          equity
                                       (000s)        (000s)       (000s)        (000s)            (000s)           (000s)
------------------------------------------------------------------------------------------------------------------------------

December 31, 1994                         $19           106         97,637       (1,527)          (2,109)          94,126

Net loss                                  ---           ---            ---          ---           (8,400)          (8,400)

Amortization of deferred restricted
     stock compensation                   ---           ---            ---           324             ---              324

Rescission of deferred restricted stock
     compensation                         ---           ---           (750)          750             ---              ---

Stock issued under stock purchase
     plan                                 ---             1            397           ---             ---               398
                                        -----         -----         ------        ------         -------           -------

December 31, 1995                          19           107         97,284          (453)        (10,509)           86,448

Net loss                                  ---           ---            ---           ---         (14,735)          (14,735)

Amortization of deferred restricted
     stock compensation                   ---           ---            133            36             ---               169

Stock issued under stock purchase
     plan                                 ---             1            348           ---             ---               349
                                        -----         -----         ------        ------         -------           -------

December 31, 1996                          19           108         97,765          (417)        (25,244)           72,231

Net earnings                              ---           ---            ---           ---          18,051            18,051

Stock options exercised and shares
     issued under stock purchase plan     ---             2            762           ---             ---               764

Shares redeemed pursuant to
     EDS settlement                       ---           ---         (9,100)          ---             ---            (9,100)

Amortization of deferred restricted
     stock compensation                   ---           ---            ---           200             ---               200
                                        -----         -----         ------        ------         -------           -------

December 31, 1997                         $19           110         89,427          (217)         (7,193)           82,146
                                        =====         =====         ======        ======         =======           =======

------------------------------------------------------------------------------------------------------------------------------
Share Amounts                             1995                           1996                           1997
                               --------------------------   ---------------------------     ----------------------------------
                                 Series A        Common        Series A         Common         Series A           Common
Balance                        Preferred Stock   Stock      Preferred Stock     Stock       Preferred Stock       Stock
------------------------------------------------------------------------------------------------------------------------------

Beginning of year                  1,912,728   10,633,544      1,912,728     10,682,109        1,912,728        10,829,184
Stock options exercised and
     shares issued                       ---       98,565            ---        117,075              ---           194,222
Restricted stock issued (rescinded)      ---      (50,000)           ---         30,000              ---               ---
                                   ---------   ----------      ---------     ----------        ---------        ----------
End of year                        1,912,728   10,682,109      1,912,728     10,829,184        1,912,728        11,023,406
                                   =========   ==========      =========     ==========        =========        ==========

----------
(1) 1,912,728 shares of Series A Preferred Stock and 545,454 shares of Common Stock are held in treasury as collateral for a note payable pursuant to terms reached in a settlement agreement in 1997 (see Notes 2 and 11).
(2) See Note 16.

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Years Ended December 31
                                                                       -----------------------
                                                           1997                  1996                1995
                                                           ----                  ----                ----
                                                          (000s)                (000s)              (000s)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                 $18,051               (14,735)             (8,400)
     Adjustments to reconcile net loss to
         net cash provided by operating
         activities:
         (Reversal of) provision for loss on sale of
              wagering systems operations                    ---                (5,482)              5,482
         Depreciation and amortization                    21,995                23,822              22,587
         Other charges                                       ---                34,135               2,763
         Extraordinary gain, net                         (13,269)               (4,014)                ---
         Other, net                                          337                    79                 (51)
     Changes in operating assets and liabilities:
         Sales of receivables                                ---                 1,467               2,340
Receivables, net  (7,191)                                  1,942                (7,503)
         Inventories                                       5,709                (3,489)              6,923
         Prepaid expenses                                    (10)                  235                 103
         Accounts payable                                  2,867                 2,006             (12,616)
         Accrued expenses                                  6,649               (10,854)             (7,045)
         Income taxes                                        806                (6,411)             (2,640)
                                                         -------               -------             -------
Net cash provided by operating activities                 35,944                18,701               1,943
                                                         -------               -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures on property, plant and equipment        (6,977)              (25,522)            (19,047)
     Expenditures on intangible and other assets          (1,974)              (10,037)             (3,541)
     Proceeds from sales of equipment                        117                   109                 386
     Change in restricted cash deposits                      (70)                  700                 182
                                                         -------               -------             -------
Net cash used in investing activities                     (8,904)              (34,750)            (22,020)
                                                         -------               -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) proceeds from notes payable           (7,650)                 (600)              8,250
     Proceeds from issuance of long-term debt                643                 4,365              24,287
     Repayments of long-term debt                        (11,220)              (13,079)            (14,735)
     Amounts payable to EDS                                  ---                27,343                 ---
     Common stock sold under employee benefit plans          637                   349                 398
                                                         -------               -------             -------
Net cash provided by (used in) financing activities      (17,590)               18,378              18,200
                                                         -------               -------             -------

Net increase (decrease) in cash and cash equivalents       9,450                 2,329              (1,877)

Cash and cash equivalents, beginning of year               4,322                 1,993               3,870
                                                         -------               -------             -------

Cash and cash equivalents, end of year                   $13,772                 4,322               1,993
                                                         =======               =======             =======









          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation. The consolidated financial statements include the accounts of Powerhouse Technologies, Inc. and subsidiaries (the "Company"). Prior to January 1, 1998 the Company was known as Video Lottery Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Route operations revenue consists primarily of video machine gaming wagers, net of payouts and state gaming taxes, generated under revenue sharing agreements with route customers. Route operations revenue is recorded weekly as the revenues are earned.

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

     Restricted cash deposits. Cash deposits expected to be refunded or released within one year are considered restricted short-term deposits. The deposits are primarily for bonds that are required by customers for proposals and long-term contracts.

     Accounts and notes receivable. Accounts and notes receivable are recorded at cost, less the related allowance for doubtful accounts. (See Note 5.)

     Inventories. The Company manufactures inventories for sale and lease as well as use in the provision of services under long-term contracts. Inventories purchased and manufactured for use in the provision of services are transferred to property, plant and equipment when placed in service pursuant to the terms of such long-term contracts. Inventories are carried at the lower of cost or market value. Cost is determined using the first-in, first-out method and includes materials, labor and allocated indirect manufacturing overhead.

     Property, plant and equipment. Property, plant and equipment is stated at cost. Equipment acquired under capital leases is recorded at the lower of the present value of minimum lease payments at the beginning of the lease term or the fair market value of the asset at the inception of the lease.

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

     Goodwill, intangible and other assets. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis through 2009, the expected period to be benefited. Accumulated amortization was $3.0 million at December 31, 1997 and $2.2 million at December 31, 1996.

     Intangible and other assets are stated at cost net of accumulated amortization. Intangible and other assets are amortized over their respective economic useful lives ranging up to ten years. Accumulated amortization of intangible and other assets was approximately $6.9 million and $9.9 million at December 31, 1997 and 1996, respectively. In 1997, a non-compete agreement with the sellers of the Company's on-line lottery subsidiary purchased by the Company in 1992 expired. Accordingly, the cost and accumulated amortization of $5.0 million were written off in 1997.

     In June 1995, the Company adopted Statement of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121 "). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of these expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the asset is considered "impaired" and an impairment loss is recognized. Measurement of the impairment loss amount is based on the fair value of the asset. Fair value is measured based on the present value of the expected future net cash flows calculated using a discount rate commensurate with the risks involved.

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

     Earnings per share. In the fourth quarter, 1997, the Company adopted the accounting principles of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," issued in February, 1997, which changes the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. SFAS No. 128 replaces Accounting Principles Board Opinion 15 and is effective for financial statements issued for periods ending after December 15, 1997. The Company has a complex capital structure as defined under SFAS No. 128. Consequently, the generation of earnings from continuing operations results in a dual presentation of basic and diluted EPS. SFAS No. 128 requires restatement of prior period EPS

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


presentations. Diluted weighted average common shares includes potential common stock of approximately 160,000 shares for the year ended December 31, 1997. The Company had losses from continuing operations in 1996 and 1995. Accordingly, potential common stock has been excluded from weighted average share computations for those years because their inclusion would have been anti-dilutive.

     Fair value of financial instruments. The carrying value of financial instruments, consisting primarily of cash, accounts receivable and accounts payable, approximates fair value due to the liquid nature of the instruments. (See Notes 5 and 11 for fair value estimates of notes receivable and long-term debt.)

     Stock based compensation plans. The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock based compensation plan. Accordingly, no compensation cost has been recognized in the consolidated financial statements of operations for options granted and employee stock purchase shares issued pursuant to the Company's plans. (See Note 13.)

     Reclassifications. Certain reclassifications have been made to the 1996 and 1995 amounts to conform to the 1997 presentation.

     Accounting pronouncements not yet adopted. The Company has capitalized start-up costs in conjunction with its long-term contracts in the on-line lottery and wagering systems segments in accordance with Statement of Position
(SOP) 81-1. The American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee (AcSEC) approved for issuance the SOP, Reporting on the Costs of Start-Up Activities, which will require that start-up costs (including organization costs) be expensed as incurred. The SOP was approved by the FASB in February 1998 and it is anticipated that the final SOP would be released in the second quarter of 1998 and be effective for fiscal years beginning after December 15, 1998. Depending on the level of the Company's future start-up activities, this change in accounting method may be material to results of operations, however, would not affect the Company's cash flows. (See
Note 8.)

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

     Segment Information. In June 1997, the FASB issued Statement of Financial Accounting Standards Number 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. The Company adopted SFAS No. 131 for the year ended December 31, 1997. The adoption did not affect the Company's historical presentation of segment data.

(2)  EXTRAORDINARY ITEMS

     In January 1994, Electronic Data Systems Corporation ("EDS") purchased 545,454 shares of the Company's Common Stock and 1,912,728 shares of the Company's Series A Junior Preferred Stock ("Series A Preferred Stock"). In conjunction with the stock sale to EDS in 1994, the Company entered into a ten-year agreement with EDS which, among other things, called for EDS to provide to the Company enhanced computing, communications, system and engineering and field maintenance services under the lottery services subsidiary's on-line lottery contracts. In 1996, the Company withheld certain payments to EDS due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the contract with EDS was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other and

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


agreed to transition the EDS services to the Company. The settlement resulted in a net of taxes extraordinary gain on debt extinguishment of approximately $13.3 million ($1.29 and $1.26 per basic and diluted share, respectively) for the Company. The terms of the settlement included the redemption by the Company of all of the Common and Series A Preferred Stock owned by EDS, the transfer to the Company of certain inventories (approximately $1.2 million) and property, plant and equipment (approximately $2.7 million) used in the provision of EDS services to on-line lottery customers and the extinguishment of approximately $38.0 million of outstanding fees in exchange for a note payable with a present value of $26.1 million. The note payable calls for interest payments only through 1998 with provisions for acceleration upon sale of assets securing the note, and principal and interest payments in years three through maturity in 2004. The note is secured by the redeemed Common Stock and Series A Preferred Stock, certain inventories, fixed assets and software technology and carries prepayment provisions upon the disposal of substantially all the assets or stock of the Company or certain of its subsidiaries. The transition of the EDS services and related employees to the Company was completed in 1997.

     The Company paid or accrued approximately $81.6 million and $70.3 million to EDS for costs and expenses in 1996 and 1995, respectively. Of those costs and expenses approximately $5.1 million and $2.7 million were capitalized primarily in conjunction with software development and deferred start-up costs in 1996 and 1995, respectively.

     In May 1994, the Company completed the purchase of all of the outstanding stock of United Wagering Systems, Inc. ("UWS"). The original purchase price of $29.6 million included $19.6 million in cash and the issuance of $10.0 million notes, payable over a three-year period. The Company also assumed liabilities of approximately $23.4 million and, in connection with the transaction, recorded a significant amount of goodwill. At the time of the acquisition of UWS, the Company anticipated profits from the ongoing operations of UWS as well as potential growth for pari-mutuel contracts and operations and favorable gaming legislation in New Mexico and other jurisdictions.

     During 1995, the Company did not pay principal and interest obligations under the terms of the promissory notes to the sellers in the aggregate amount of $10.0 million, which had been issued in conjunction with the acquisition of UWS in 1994, because of disputes related to the acquisition. In March 1996, the Company reached an agreement with the sellers settling all outstanding claims and disputes, including dismissal of all outstanding litigation, resulting in a net of taxes extraordinary gain of $4.0 million ($.37 per basic and diluted share) gain on debt extinguishment.

     The Company, in the fourth quarter 1995, made a decision to sell UWS, exclusive of the racetrack in Sunland Park, New Mexico. The Company entered into a non-binding letter of intent in the fourth quarter 1995 for the sale of this segment; however, this transaction was abandoned because final terms could not be negotiated. The Company continued to review other potential opportunities for the sale of this operation through the second quarter 1996; however, due to operational improvements and industry and market conditions, the Company decided to no longer actively pursue the disposal of the wagering systems segment. Accordingly, the results of operations of the wagering systems segment have been reclassified to continuing operations in all periods presented. The estimated provision for loss on disposal of approximately $5.5 million ($.52 per basic and diluted share), recorded in 1995, was reversed in the third quarter of 1996. Concurrent with the reversal, the Company recorded an impairment charge on long-lived assets of the wagering systems segment of approximately $2.8 million. Additionally, in 1996 the Company implemented a restructuring plan of the manufacturing and repair and maintenance operations of the wagering systems segment inclusive of closing a facility in Shepherd, Montana. The manufacturing of wagering system terminals is now performed in the Company's Bozeman, Montana facility. Costs and expenses recorded in the third quarter 1996 for the restructuring plan were approximately $0.3 million.

(3)  BUSINESS SEGMENTS

     The Company operates principally in three business segments: the sale, design, manufacture, installation and operation of on-line lotteries; the design, manufacture, marketing and leasing of video gaming machines and central control systems and related services; and the design, manufacture, sale and

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


operation of computerized pari-mutuel wagering systems for dog and horse racing tracks. These segments operate throughout the United States and on a limited international basis.

                                                                      Years Ended December 31
                                                                      -----------------------
                                                               1997               1996               1995
                                                               ----               ----               ----
                                                              (000s)             (000s)             (000s)
Revenues:
On-line lottery                                              $ 94,771             88,843            91,654
Gaming machine and route operations                            80,084             64,530            62,889
Wagering systems and racetrack operations                      26,960             27,652            28,111
         Less intercompany revenues                            (4,880)            (4,344)           (1,492)
                                                             --------            -------           -------
              Total revenues                                 $196,935            176,681           181,162
                                                             ========            =======           =======

Operating profit (loss):
On-line lottery                                              $  4,896            (29,449)           (3,464)
Gaming machine and route operations                            10,727              9,433            13,171
Wagering systems and racetrack operations                      (1,491)            (3,995)           (3,832)
General corporate expenses                                     (7,866)            (6,826)           (8,011)
         Intercompany profit                                      250                547               205
                                                             --------            -------           -------
              Total operating profit (loss)                  $  6,516            (30,290)           (1,931)
                                                             ========            =======           =======

Operating profit (loss) before "other charges":
On-line lottery                                              $  4,896              1,623               967
Gaming machine and route operations                            10,727              9,433            11,894
Wagering systems and racetrack operations                      (1,491)              (932)           (3,569)
General corporate expenses                                     (7,866)            (6,826)           (8,665)
         Intercompany profit                                      250                547               205
                                                             --------            -------           -------
              Total operating profit before "other charges"  $  6,516              3,845               832
                                                             ========            =======           =======

Capital expenditures:
On-line lottery                                              $  1,043             16,271             8,079
Gaming machine and route operations                             1,419              5,809             5,354
Wagering systems and racetrack operations                       4,159              3,455             4,762
Corporate                                                         548                403             1,353
         Less intercompany step-up in basis                      (192)              (416)             (501)
                                                             --------            -------           -------
              Total capital expenditures                     $  6,977             25,522            19,047
                                                             ========            =======           =======

Depreciation and amortization:
On-line lottery                                              $ 12,509             14,248            14,242
Gaming machine and route operations                             4,345              4,908             3,772
Wagering systems and racetrack operations                       5,011              5,086             4,658
Corporate                                                         563                501               621
         Less depreciation on intercompany step-up basis         (433)              (921)             (706)
                                                             --------            -------           -------
              Total depreciation and amortization            $ 21,995             23,822            22,587
                                                             ========            =======           =======

Identifiable assets:
On-line lottery                                              $ 46,380             62,350            77,548
Gaming machine and route operations                            56,430             45,656            34,905
Wagering systems and racetrack operations                      43,433             42,692            46,106
Corporate                                                      16,621             19,067             9,546
         Less intercompany step-up in basis                    (1,467)            (1,722)           (2,254)
                                                             --------            -------           -------
              Total identifiable assets                      $161,397            168,043           165,851
                                                             ========            =======           =======

Operating profit (loss) before "other charges" excludes special and other charges discussed in Note 14.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The gaming machine and route operations segment includes revenues from royalties of approximately $0.6 million and $3.6 million in the years ended December 31, 1996 and 1995, respectively. Revenues from sales of units pursuant to royalty arrangements have minimal related direct costs. In 1996 and 1995 the Company earned revenues under a royalty arrangement with an Australian company which was terminated in 1997.

     Total identifiable assets of the racetrack operations were approximately $20.8 million, $22.7 million and $23.9 million at December 31, 1997, 1996 and 1995, respectively. Revenue related to racetrack operations was approximately $6.8 million, $7.2 million and $8.0 million and net losses related to racetrack operations were approximately $1.5 million, $1.6 million and $1.3 million in the years ended December 31, 1997, 1996 and 1995, respectively.

A summary of revenues and related direct costs of revenues follows:

                                            Years Ended December 31,
                                            ------------------------
                                     1997               1996               1995
                                     ----               ----               ----
                                    (000s)             (000s)             (000s)
Revenues:
         Services                  $128,136            126,543           127,634
         Tangible products           57,752             39,438            46,728
         Lease                       10,700             6,800
                                   --------            -------           -------
                                   $196,935            176,681           181,162
                                   ========            =======           =======

Costs of revenues:
         Services $                  89,430             86,864            87,394
         Tangible products           37,551             25,484            30,321
         Lease                          ---                ---               ---
                                   --------            -------           -------
                                   $126,981            112,348           117,715
                                   ========            =======           =======

Gross profit:
         Services $  38,706          39,679             40,240
         Tangible products           20,201             13,954            16,407
         Lease                       11,047             10,700             6,800
                                   --------            -------           -------
                                   $  69,954            64,333            63,447
                                   =========           =======           =======


(4)  REVENUE CONCENTRATION

     The Company derives its revenues from equipment and system sales and services to customers primarily in jurisdictions that have enacted governmental legislation and/or regulatory controls over various types of gaming and wagering activities. The Company recorded revenues from customers or distributors within a specific gaming or wagering jurisdiction, subject to separately identifiable governmental legislation, which accounted for more than 10% of the Company's consolidated revenues as follows:

                                         Years Ended December 31,
                                         ------------------------
                                  1997               1996               1995
                                  ----               ----               ----
                                 (000s)             (000s)             (000s)

         Florida                $31,528             30,203            35,247
         Pennsylvania            23,042             23,164            22,101
         Montana                 20,700             19,748            19,523

     Revenues from the on-line lottery and wagering systems segments of the company are primarily derived from contracts with terms up to ten years with varying options for extensions and renewals.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's contract with the Florida Lottery expired in June 1996 and the Company was named the successful bidder for a new on-line lottery contract. The award by the Florida Lottery was unsuccessfully protested by a competitor and the competitor has filed an appeal which has delayed contract negotiations. Under the new award, the Company would provide services to the Florida Lottery for five more years with options for extensions. The Company is continuing the operation of the current on-line lottery system under the terms of the expired contract under temporary extension. In November 1997, the Company was awarded a new five-year contract commencing in January 1999 to continue operating the Pennsylvania Lottery system. The current contract expires in December 1998.

     Montana   revenue   includes  total  revenues  from  route   operations  of
approximately $17.7 million, $16.5 million and $15.3 million in the years ended December 31, 1997, 1996 and 1995, respectively.

     Export Sales. The Company had total export sales from the United States of approximately $37.0 million, $28.6 million and $30.2 million during the years ended December 31, 1997, 1996 and 1995, respectively.

(5)  NOTES AND ACCOUNTS RECEIVABLE

     A summary of receivables follows:

                                                          December 31,
                                                          ------------
                                                  1997                    1996
                                                  ----                    ----
                                                  (000s)                 (000s)

         Trade                                   $26,946                 20,444
         Notes receivable                          5,964                  5,260
                                                 -------                 ------
                                                  32,910                 25,704
         Less allowance for doubtful accounts     (1,332)                (1,317)
                                                 -------                 ------

                                                 $31,578                 24,387
                                                 =======                 ======

     The Company finances sales of gaming machine and wagering systems equipment to certain customers meeting minimum credit standards. Installment notes bear interest at rates of up to 18% and generally mature within one to seven years. The Company estimates the fair value of gross notes receivable at December 31, 1997 to approximate carrying value of the associated notes receivable. This estimate is based on current discount rates for instruments of similar credit quality available in the secondary market.

     At December 31, 1997, approximately 34% of the Company's receivables were from various governments or their designated agencies.

     Amounts charged to expense for estimated bad debts were approximately $.1 million, $.2 million and $.6 million in the years ended December 31, 1997, 1996 and 1995, respectively. The Company wrote off previously reserved doubtful accounts of approximately $.1 million, $2.1 million and $20,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  INVENTORIES

     A summary of inventories, net of valuation reserves, follows:

                                                   December 31,
                                                   ------------
                                          1997                        1996
                                          ----                        ----
                                         (000s)                      (000s)
     Manufacturing:
          Raw materials                 $ 6,703                      5,462
          Work-in-process                   662                        733
          Finished goods                  7,427                     11,322
     Customer service and other           1,150                        780
                                        -------                     ------
                                        $15,942                     18,297
                                        =======                     ======

     The Company had reserves for inventories of approximately $8.2 million and $14.2 million at December 31, 1997 and 1996, respectively, primarily related to finished goods. The Company charged to expense approximately $.1 million, $18.0 million and $1.0 million in the years ended December 31, 1997, 1996 and 1995, respectively, for reserves and impairments of inventories. Of these charges, $18.0 million and $0.5 million in the years ended December 31, 1996 and 1995, respectively, related to the termination of three on-line lottery projects for which inventory was specifically procured. As of December 31, 1997, on-line inventory was approximately $1.6 million.

     The Company wrote off previously reserved inventories of approximately $6.1 million, $9.0 million and $0.2 million in the years ended December 31, 1997, 1996 and 1995, respectively, as the applicable inventories were sold or otherwise disposed of. At December 31, 1997 and 1996, respectively, the Company had approximately 600 and 500 finished video gaming machines located in various casino gaming locations, under trial arrangements with customers, included in inventories.

(7)  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                             December 31,
                                                             ------------
                                                        1997             1996
                                                        ----             ----
                                                       (000s)           (000s)

     Wagering systems and on-line lottery equipment  $108,985          103,573
     Land, buildings and improvements                  14,543           14,280
     Machinery and equipment                            6,605            5,931
     Gaming operations equipment                       20,220           27,676
     Furniture and fixtures                             1,721            1,664
                                                     --------          -------
                                                     $152,074          153,124
                                                     ========          =======

     In 1997 the Company transferred to inventory gaming operations equipment with a net book value of approximately $2.2 million due to the expiration of lease agreements. In 1996, the Company transferred on-line lottery equipment with a net book value of approximately $2.4 million to inventories in conjunction with the termination of an on-line lottery contract. During 1995, the Company transferred approximately $1.0 million of game operations equipment from inventory to property, plant and equipment in conjunction with leasing activities and $3.9 million from inventory to property and equipment in connection with installations of terminals under on-line lottery contracts. Other additions to gaming operations equipment and on-line lottery equipment in the three-years ended December 31, 1997, are included in the Consolidated Statements of Cash Flows as expenditures on property, plant and equipment.

     Gaming operations equipment at December 31, 1997 and 1996 includes video gaming machines with an aggregate cost of approximately $13.4 million and $20.9 million, respectively, and a carrying value

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of approximately $7.8 million and $11.9 million, respectively, which are under lease or revenue sharing agreements with customers. For the years ended December 31, 1997, 1996 and 1995, depreciation expense on this equipment was approximately $2.3 million, $2.8 million and $2.0 million, respectively. Two lease agreements provide rent payments to the Company based on a percentage of net gaming receipts. One of the two agreements is on a month-to-month basis, the other is for a five-year period ending in December 2000 with provisions for three one-year extensions. Another agreement is a master lease whereby terminal lease terms are for one year, with four consecutive automatic one-year renewals with decreasing lease payments, with an option by the lessee to terminate the lease at the end of each such year. Future lease receipts, by the Company, under the contractual lease agreements, assuming renewals, based on the terminals delivered through December 31, 1997, are approximately as follows:

     Year ending December 31,                      (000s)
          1998                                     $6,355
          1999                                      5,423
          2000                                      4,753
          2001                                        386
                                                   ------
                                                  $16,917
                                                  =======

(8)  INTANGIBLE AND OTHER ASSETS

     A summary of intangible and other assets, net of amortization, follows:

                                                      December 31,
                                                      ------------
                                                1997                 1996
                                                ----                 ----
                                               (000s)               (000s)

     Software development costs               $ 8,849                9,059
     Deferred start-up costs and other          2,470                3,174
                                              -------               ------
                                              $11,319               12,233
                                              =======               ======

     The Company capitalized approximately $1.0 million, $4.1 million and $2.7 million of software development costs in the years ended December 31, 1997, 1996 and 1995, respectively. The costs are primarily related to the development of the MasterLink(TM) system.

     Total amortization expense of intangible and other assets (including Goodwill) was approximately $3.7 million, $4.2 million and $3.4 million in 1997, 1996 and 1995, respectively. Amortization of software development costs, included in total amortization expense, was approximately $1.5 million, $1.3 million and $0.9 million in 1997, 1996 and 1995, respectively.

(9)  LEASE OBLIGATIONS

     The Company has noncancelable operating leases for office space, equipment and vehicles which expire at various dates over the next six years. Future minimum lease payments under noncancelable operating leases as of December 31, 1997, are approximately as follows:

     Year ending December 31,                 (000s)

          1998                                $4,328
          1999                                 2,270
          2000                                 1,263
          2001                                   572
          2002                                   207
          Thereafter                              23

     In 1997, 1996 and 1995, rental expense was approximately $4.7 million, $0.8 million and $0.6 million, respectively.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) ACCRUED EXPENSES

     A summary of accrued expenses follows:

                                                              December 31,
                                                              ------------
                                                         1997            1996
                                                        (000s)          (000s)

     Labor and benefits                                $ 5,911           1,962
     Deferred revenue and estimated costs to complete
          long-term contract obligations                 4,835           3,711
     Other, combined                                    10,959           7,576
                                                       -------          ------
                                                       $21,705          13,249
                                                       =======          ======

(11) LONG-TERM DEBT

     A summary of long-term debt, including capitalized lease obligations, follows:

                                                                                     December 31,
                                                                                     ------------
                                                                                1997              1996
                                                                                ----              ----
                                                                                (000s)            (000s)

     Note payable at implicit rate of prime (8.5%) at December 31, 1997 with interest only payments  through  1998.  Thereafter  due in monthly installments, including interest, through January 2004. Secured by certain inventories, property and equipment, intangible
          assets and treasury stock (See Note 2.)                              $25,850               ---
     8.25% note payable in monthly installments including interest,
          through September 2001 (See Note 2.)                                   4,940             5,729
     7.2% to 12.25% capital lease obligations, due in monthly
          installments of $4,573 to $26,567 including interest
          maturing through April 2002                                            1,152             1,753
     9.0% note payable in monthly installments including interest through December 1998, secured by assets leased to others
          (See Note 7.)                                                          2,615             5,164
     LIBOR (5.58%) at December 31, 1997) plus 3.25% notes payable in equivalent monthly installments of $250,000 plus interest through
          February 1998.  Secured by stock of certain subsidiaries               1,270             7,270
                                                                               -------            ------

                                                                                35,827            19,916

     Less current installments                                                   4,381            10,604
                                                                               -------            ------

     Long-term debt, excluding current installments                            $31,446             9,312
                                                                               =======            ======

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The aggregate maturities of long-term debt are as follows:

     Year ending December 31,                                 (000s)

          1998                                                 $4,381
          1999                                                  6,938
          2000                                                  6,829
          2001                                                  6,212
          2002                                                  5,520
          Thereafter                                            5,947
                                                              -------
                                                              $35,827

     Cash paid for interest was approximately $2.0 million, $2.6 million and $2.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the fair value of long-term debt at December 31, 1997 approximates carrying value.

     The Company maintains a credit facility with First Bank, N.A. In conjunction with the Company's settlement with EDS, effective January 30, 1997 (see Note 2), the credit facility with First Bank, N.A. was amended to, among other things, allow for the pari passu securitization of certain assets of the Company by EDS, extend the maturity date of the revolving line of credit to February 28, 1998, and increase the line of credit from $17.5 million to $19.5 million. First Bank was granted 35,000 shares, with a value of approximately $127,000, of the Company's common stock in conjunction with the amendment. At December 31, 1997, $9.5 million of the revolving line of credit is committed under the Company's bonding program and the balance of $10.0 million is available for working capital. In addition to the revolving line of credit, the facility is structured with two three-year term loans payable through February 1998. The revolving line of credit bears interest at LIBOR (5.58% at December 31, 1997) plus 3.25% and carries a commitment fee of .25% on the unadvanced amount. The credit agreement contains certain restrictive covenants, including leverage and cash flow ratios, restricting a change in control, restricting the payment of dividends and maintaining minimum stockholders' equity.

     On February 28, 1998, the credit agreement with First Bank, N.A. was amended to extend the expiration date of the revolving line of credit to August 31, 1998.

(12) INCOME TAXES

     Income tax expense (benefit) from operations consists of the following:

                                                         Years Ended December 31,
                                                         ------------------------
                                                 1997              1996             1995
                                                 ----              ----             ----
                                                (000s)            (000s)           (000s)

     Current:
          Federal                              $   343           (3,533)          (1,219)
          State                                  1,281               70              ---
          Foreign                                  (14)             ---              582
                                               -------           ------           ------
                                                 1,610           (3,463)            (637)
                                               -------           ------           ------
     Deferred:
          Federal                                5,348           (3,614)             307
          State                                    555           (1,602)            (516)
          Foreign                                   33              (74)             ---
                                               -------           ------           ------
                                                 5,936           (5,290)            (209)
                                               -------           ------           ------
                                                 7,546            8,753             (846)
     Less tax expense on extraordinary items     8,681              ---              ---
                                               -------           ------           ------
                                               $(1,135)          (8,753)            (846)
                                               =======           ======           ======

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The provision for income tax expense (benefit) differs from the amount which would be provided by applying the Federal statutory income tax rate of 35% to income or loss from continuing operations before extraordinary items and before income taxes as follows:

                                                         Years Ended December 31,
                                                         ------------------------
                                                 1997              1996             1995
                                                 ----              ----             ----
                                                (000s)            (000s)           (000s)

     Current:

     Computed expected tax expense (benefit)    $1,276           (8,403)          (3,236)
     Extraordinary gain                          7,683           (1,345)             ---
     State taxes, net of Federal impact          1,193             (996)            (335)
     Change in valuation reserve                (3,000)           1,582            1,772
     Tax exempt interest income                    ---              ---              (10)
     Non-deductible expenses                       281              219              371
     Goodwill amortization                         287              287              287
     Foreign taxes                                  19              (74)             582
     Foreign sales credit                          ---              ---             (277)
     Other, net                                   (193)             (23)             ---
                                                ------           ------            -----
                                                $7,546           (8,753)            (846)
                                                ======           ======            =====

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following:

                                                                        December 31,
                                                                        ------------
                                                                   1997             1996
                                                                   ----             ----
                                                                   (000s)          (000s)

     Deferred tax assets:
          Allowance for doubtful accounts                       $   507              501
          Inventory reserves                                      3,237            4,844
          Net operating loss carryforward and tax credits         7,867           13,643
          Accrued liabilities                                     3,688            3,367
                                                                -------          -------
          Deferred tax assets                                    15,299           22,355
                                                                -------          -------
          Less valuation reserve                                 (3,855)          (6,855)
                                                                -------          -------
          Net deferred tax assets                                11,444           15,500
                                                                -------          -------

     Deferred tax liabilities:
          Fixed assets, principally depreciation                 (9,367)          (7,798)
          Deferred costs                                         (3,202)          (3,547)
          Lease obligations                                         128              639
          Other                                                     235              380
                                                                -------          -------
          Net deferred tax liabilities                          (12,206)         (10,326)
                                                                -------          --------
          Net deferred income tax asset (liability)             $  (762)         $  5,174
                                                                =======          ========

     The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences and carryforwards are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods the net deferred tax assets are deductible, at December 31, 1997, management has established a valuation reserve for deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these deductible differences and carryforwards. This valuation reserve is evaluated and adjusted as facts and circumstances affecting the Company's tax situation evolve and the likelihood of recovery of deferred tax assets changes. During the fourth quarter of 1997 the valuation reserve was adjusted as a result of

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the Company's 1997 cumulative earnings substantiating that it is more likely than not that a portion of the deductible differences will be realized.

     The Tax Reform Act of 1986 expanded the corporate  alternative  minimum tax
(AMT). Under the Act, the Company's tax liability is the greater of its regular tax or the AMT. The Company is subject to the AMT primarily due to depreciation limitations for AMT purposes. The AMT actually paid will be allowed as a credit against regular tax in the future to the extent future regular tax expense exceeds AMT. At December 31, 1997, the Company had approximately $1.6 million of AMT credit carryforwards which are available to reduce future federal regular income taxes over an indefinite period. In addition, at December 31, 1997, the Company had approximately $8.9 million of net operating loss carryforwards primarily for federal regular income tax purposes which expire in 2011.

     Net cash received from prior period refunds was approximately $1.9 million in 1997 and $2.4 million in 1996. Cash paid for income taxes was approximately $1.5 million during 1995.

(13) BENEFIT PLANS

     In May 1994, the Board of Directors adopted the 1994 Stock Incentive Plan (the "Plan") which was approved by the Company's stockholders. The Plan provides for the granting of options, stock appreciation rights, restricted stock, performance units and performance shares to employees, consultants and advisors of the Company and the granting of options to non-employee directors of the Company (collectively or individually, "Awards"). In 1997, an additional 500,000 shares were authorized by a vote of stockholders bringing the total number of shares authorized for issuance under the Plan to 1,500,000. At December 31, 1997, the remaining number of shares available for issuance under the Plan was approximately 526,000. The Plan replaces the 1992 Stock Incentive Plan which replaced the 1991 Stock Option Plan. No further stock options will be granted under the 1991 and 1992 plans. All stock options presently outstanding under the 1991 and 1992 plans will continue to be governed by the terms of the 1991 Stock Option Plan and 1992 Stock Incentive Plan.

     Options granted under the Plan are designated as either incentive stock options or as non-incentive stock options. The term of the option may not exceed 10 years from the date the option is granted or 15 years in the case of non-incentive stock options governed by pre-1994 plans. Incentive stock options owned by stockholders with more than 10% of the total combined voting power of all classes of stock of the Company shall be granted at an option price of not less than 100% of the fair market value at the grant date, and the term of the option may not exceed 5 years from the date of grant.

     In February 1993, the Board of Directors adopted a Non-Employee Stock Option Plan whereby non-employee directors of the Company elected or appointed after January 1, 1993 shall receive a one-time grant of options to acquire 20,000 shares of Common Stock. The exercise, pricing, vesting, duration and all other terms and conditions applicable to each option granted under the Non-Employee Stock Option Plan shall be in accordance with the provisions of the 1992 Stock Incentive Plan.

     All options currently outstanding are 100% exercisable no later than 4 years after grant date.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              Weighted Average
                                                 Options       Exercise Price
                                                 -------      ----------------
     Year ended December 31, 1995
     ----------------------------
     Outstanding, beginning of year         1,211,369              $12.12
          Granted                              70,000                8.33
          Exercised                               ---                 ---
          Cancelled                          (361,587)              14.20
                                            ---------
     Outstanding, end of year                 919,782               11.45
                                            =========
     Exercisable, end of year                 539,657               12.44
                                            =========

     Year ended December 31, 1996
     ----------------------------
          Granted                             352,500                4.78
          Exercised                               ---                 ---
          Cancelled                          (348,693)              11.74
                                            ---------
     Outstanding, end of year                 923,589                8.76
                                            =========
     Exercisable, end of year                 547,749                9.67
                                            =========

     Year ended December 31, 1997
     ----------------------------
          Granted                             232,000                5.58
          Exercised                           (26,698)               7.23
          Cancelled                          (126,208)               8.95
                                            ---------
     Outstanding, end of year               1,002,683                8.04
                                            =========
     Exercisable, end of year                 644,011                8.96
                                            =========

     Information regarding options outstanding and exercisable at December 31, 1997, follows:

                                         Options Outstanding              Options Exercisable
      Range of           --------------------------------------------    -----------------------
      Exercise                    Weighted Average  Weighted Average            Weighted Average
        Price            Number    Exercise Price   Remain Life (Yrs)    Number  Exercise Price
      ----------         ------   ----------------  -----------------    ------ ----------------
      $3.00 - 5.00       299,800         $4.08                9.6        142,800       $4.23
      $5.00 - 10.00      457,168          7.70                8.1        305,496        8.31
      $10.00 - 15.00     201,715         12.85                6.2        186,715       13.06
      $15.00 - 28.00      44,000         16.47                6.4          9,000       20.81
                       ---------                                         -------
                       1,002,683                              8.0        644,011
                       =========                              ===        =======


     A stock purchase plan was established in 1991, which is available to all permanent full-time employees. The Stock Purchase Plan provides for the purchase of the Company's Common Stock through payroll deductions of up to 3% of an employee's current compensation. In addition, the Company may make cash contributions to each employee's stock purchase account in an amount up to 50% of each payroll deduction credited to the account. In 1997, an additional 500,000 shares were authorized by a vote of stockholders bringing the total number of shares authorized for issuance under the Stock Purchase Plan to 700,000. Under the Stock Purchase Plan, the Company will offer to sell shares of its Common Stock at the end of each one year period (the "Purchase Period"), which begins January 1 and ends December 31 of each year. Shares will be purchased at the lesser of 85% of the fair market value of the Company's Common Stock on the first or last day of the Purchase Period. There were 132,524 shares at $3.35 per share purchased in January of 1998 for the 1997 Purchase Period; 117,075 shares at $2.98 per share purchased in January of 1997 for the 1996 Purchase Period; and 98,565 shares at $4.04 per share purchased in January of 1996 for the 1995 Purchase Period. Under the Stock Purchase Plan, the Company contributed approximately $149,000, $117,000 and $102,000 for 1997, 1996 and
1995, respectively. Remaining authorized shares available for issuance under the plan were approximately 270,000 at December 31, 1997.

     The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for stock option and employee stock purchase benefit plans. Accordingly, no compensation

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



cost has been recognized in the Company's consolidated statement of operations for options granted and shares purchased under the plans. Had compensation cost for the options granted and the shares of Common Stock issued under the Company's employee stock purchase plan been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Financial Accounting Standards Board Statement 123, the Company's net earnings
(loss) and per share amounts would have been as reflected in the pro-forma amounts indicated below:

                                          1997           1996           1995
                                          ----           ----           ----
                                          (000s)         (000s)         (000s)

     Net  earnings (loss)                $17,637        (15,352)       (8,843)
                                         =======        =======        ======

     Net earnings (loss) per share:

     Basic                                 $1.71          (1.44)         (.84)
                                           =====          =====          ====

     Diluted                               $1.68          (1.44)         (.84)
                                           =====          =====          ====

     The fair value of the options granted and shares issued under the Company's employee stock purchase plans in the three years ending December 31, 1997 was estimated using the Black-Scholes model with the following assumptions for 1997, 1996 and 1995: dividend yield of 0%; expected life of 5 years and a risk-free interest rate of 6%. The volatility factor applicable to 1997 pro-forma amounts is 129%. The volatility factor applicable to 1996 and 1995 pro-forma calculations is 57%. The effects of applying Financial Accounting Standards Board Statement No. 123 in this pro-forma disclosure may not be indicative of future results.

     In 1992, the Board of Directors adopted a 401(K) employee savings plan. Employees are eligible to participate in the 401(K) plan after completing one year of service, working more than 1,000 hours per year and having attained the age of twenty-one years. Employer contributions are discretionary under the plan. Employer contributions under the plan were approximately $607,000, $237,000 and $206,000 for 1997, 1996 and 1995, respectively.

(14) OTHER CHARGES

     A summary of other charges follows:

                                                            Years Ended December 31,
                                                            ------------------------
                                                      1997           1996             1995
                                                      ----           ----             ----
                                                      (000s)         (000s)          (000s)

     Inventory impairments                            $  ---         18,000            550
     Customer disputes and contract liabilities          ---          8,435          1,763
     Restructuring charges and long-lived
        assets impairments                               ---          7,700            450
                                                      ------         ------          -----
                                                      $  ---         34,135          2,763
                                                      ======         ======          =====


     In 1996 the Company recorded approximately $34.1 million of special charges for restructuring costs and asset impairments, consisting of $18.0 million for inventory value impairments primarily related to the on-line lottery segment, $8.4 million associated with on-line lottery customer disputes and contract liabilities, $4.6 million for impairment of intangible and other assets for an on-line lottery contract and approximately $3.1 million related to the wagering systems segment as discussed in Note 2. The impairment losses of long-lived assets were measured based on the fair value of each asset. Fair value was calculated based on the present value of expected future net cash flows. The $4.6 million impairment related to an on-line lottery contract that did not meet Company expectations of profitability levels. The $2.8 million impairment discussed in Note 2 was a result of the Company's decision to replace a

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




predecessor model of a wagering systems terminal. Approximately $21.2 million of the charges were recorded in the fourth quarter of 1996, primarily related to the Company's revised strategies and resulting estimates regarding on-line lottery operations.

     During the three-year period ended December 31, 1996, the Company recorded approximately $22.7 million of charges representing impairments to on-line lottery equipment inventories. An aggressive revenue growth strategy in 1994 led the Company to procure or commit to procure significant levels of inventory in advance of obtaining a contract to operate an on-line lottery system in the
United Kingdom. The Company was notified in May 1994 that the contract was awarded to a competitor. In the fourth quarter of 1994, the Company recorded a $4.1 million charge representing costs to retrofit inventories related to the United Kingdom procurement for which there was no other demand in the U. S. market. The Company anticipated demand from a customer in Norway for a portion of such inventories. The carrying value of inventories related to the on-line lottery segment was approximately $19.3 million at December 31, 1994, and the Company believed that potential market opportunities at that time indicated that such inventory value would be recovered. In the second quarter of 1995, the Company recorded an additional $0.6 million charge to inventories due to a reduction in estimated demand by its Norway customer. The carrying value of inventories related to the on-line lottery segment was approximately $15.9 million at December 31, 1995, and potential sales opportunities in various international markets indicated that the remaining value could be recovered. In the second quarter 1996, the Company recorded an additional charge of $1.1 million to inventories for another identified reduction in demand. In the fourth quarter of 1996, the Company determined that the remaining inventory related to the United Kingdom procurement had no remaining market value and charged to expense approximately $10.4 million. At December 31, 1996, inventories related to the on-line lottery segment had a carrying value of approximately $2.9 million.

     The Company's domestic growth strategy led to the contracts being awarded to the Company by the Arizona and Kentucky lottery authorities during 1995. The Arizona lottery system was implemented in late 1995. However, a number of factors, including a short development and installation period, led to the early termination of the contract by the Arizona Lottery in 1996. The Company recognized an impairment charge of $4.0 million on equipment inventory to reduce the carrying value to net realizable value for used equipment. Also in 1996, the Company and the Kentucky Lottery agreed to terminate efforts to finalize a contract. The Company incurred approximately $2.5 million that was charged to expense as a result of the agreement.

     The United Kingdom, Arizona and Kentucky on-line inventory which the Company had planned to place in service to perform specific contracts was reviewed in light of existing market conditions and written down to its market value. Following these charges and write-offs attributable to unsuccessful business ventures, the Company revised its international strategy from selling long-term service agreements to principally one of selling on-line lottery equipment and licensing technology to use the equipment to partners. While this strategy may result in lower gross revenues, costs of sales and operating profits, it limits the Company's capital at risk and is considered by management to be a more effective growth strategy at this time.

     Domestically, the Company has adopted a strategy of selectively bidding opportunities where the customer requirements best fit with the Company's products and services. There can be no assurance that these revised strategies will be successful.

     In 1995, the Company recorded approximately $2.8 million of special and other unusual charges associated with exit costs and charges and asset impairments related to five contracts. In the second quarter of 1995, the Company determined that continuing to expend capital resources on certain domestic and international contract prospects was not in the best interests of the Company and, to terminate such activities, recorded the necessary charges to write down applicable investments in long-lived assets to fair value and to record estimated liabilities. Approximately $2.5 million of such charges were related to the on-line lottery segment and $0.3 million were related to the wagering systems segment.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(15) COMMITMENTS AND CONTINGENCIES

     The Company has employment agreements with certain of its executive officers that provide for lump sum severance payments and accelerated vesting of options and restricted stock upon termination of employment under certain circumstances or a change in control, as defined.

     During 1996 and 1995, the Company sold notes receivable from gaming machine equipment sales, with a face value of $1.5 million and $2.3 million, respectively, to banks and other third parties. The notes are secured by the underlying equipment. The receivables sold are subject to recourse provisions in the event of default by the primary obligor. The outstanding balance of the notes receivable sold with recourse was approximately $1.8 million at December 31, 1997. The Company has established reserves for estimated losses under the recourse provisions of $.3 million at December 31, 1997. At December 31, 1997, the Company had guaranteed or pledged security for the indebtedness of others in the amount of approximately $2.6 million (including notes receivable sold to banks and other third parties).

     The Company is obligated to provide services and/or equipment under certain of its contracts. In addition, the various state on-line lottery and video gaming contracts contain provisions under which the Company may be subject to monetary penalties for central computer downtime, terminal failures, delays in servicing inoperable terminals within specified time periods and ticket stock shortages among other things. The Company accrues any net losses in fulfilling the terms of these contracts when the loss is probable and can be reasonably estimated (see Note 14).

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

     The Company typically posts bid, litigation, and performance bonds for on-line lottery contracts. At December 31, 1997, the Company had collateral in support of the various bonds outstanding consisting of $2.0 million of restricted deposits and $7.5 million of irrevocable standby letters of credit. Should the Company fail to meet contractually specified obligations during the contract term, the lottery authority may assess damages and exercise its right to collect on the applicable bond. The Company has had disputes with customers over implementation schedules, deliverables and other issues. The Company works with these customers to resolve these differences; however, should the Company be unable to resolve any disputes in a mutually satisfactory manner, the Company may suffer negative consequences in its relationships with these and other customers and its pursuit of future business. The ultimate cost to the Company of such damages (if any) would be net of its claims under risk management policies in effect as appropriate.

     Historically, the Company has met its cash flow requirements primarily with cash provided by operations, public offerings of equity securities, and from borrowings from financial institutions. The Company, in 1996, was named the successful bidder for a new on-line lottery contract with the Florida lottery. The award by the Florida Lottery was unsuccessfully protested by a competitor and the competitor has filed an appeal which has delayed contract negotiations. The existing contract had an expiration date of June 30, 1996. The Company is continuing the operation of the current on-line lottery system under

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



the terms of the expired contract under temporary extension. The Company has submitted a bid and been awarded a contract with the Pennsylvania Lottery for an on-line lottery contract to replace the contract the Company currently has with the lottery. The current contract expires in December 1998. Sizable capital expenditures in excess of current capital sources may be required in advance of any anticipated capital generated by a new Florida or Pennsylvania contract. Accordingly, the Company may need additional financing, the availability and the terms of which are subject to various uncertainties, with no assurance that such financing can be obtained.

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming at the racetrack. On March 21, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the state's formation of a separate commission to oversee the gaming and other regulatory matters (including the grant of necessary licenses to the Company). Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until the third or fourth quarter of 1998. The Company has had architectural plans developed for casino gaming at the racetrack facility and has initiated construction. The Company's investment in the racetrack operations is approximately $20.8 million and current plans call for approximately $8.0 million of capital expenditures for facility enhancements, gaming machines and related equipment to be funded from operations.

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

     International sales denominated in foreign currencies accounted for approximately $20.3 million or 10% of the Company's consolidated revenues in 1997 and $16.6 million or 9% of consolidated revenues in 1996. Management can give no assurances that changes in currency and exchange rates will not materially affect the Company's revenues, costs, cash flows and business practices and plans. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, delays in receiving payments on accounts receivable balances, reimbursement approvals (both governmental and private), difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws and regulations. In addition, the Company's foreign operations would be affected by general economic conditions in the international markets in which the Company does business, such as a prolonged economic downturn in Europe or the Asian-Pacific region. There can be no assurances that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition, results of operations or cash flows. The Company has not historically attempted to hedge the risks of fluctuating exchange rates given the currencies involved and the terms of payment granted to its customers.

     In January 1998, a breach of contract claim was filed against the Company and AWI in the U. S. District Court, Southern District of New York by MR International, Inc. and American Lottery Systems. The plaintiffs allege that the Company and AWI breached their obligations in a joint venture in the Rostov Region of the Republic of Russia. The complaint seeks monetary damages. The Company believes the claim is entirely without merit and intends to vigorously defend the action.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(16) SUBSEQUENT EVENT

     On  February  10,  1998,  the  Company  effected a  secondary  offering  of currently outstanding shares held by an investor group representing approximately 14.5% of the Company's outstanding common stock (approximately 1.5 million shares). The shares were marketed and sold principally to a variety of institutional investors. Pursuant to an agreement with the Company, the head of the investor group William Spier resigned as a director of the Company. In addition, the group is subject to certain restrictions regarding the ability to acquire Company securities in the future. Approximately .2 million additional shares were issued pursuant to the exercise of an option to cover over-allotments by the underwriters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

     Name                        Age               Position

     Richard R. Burt (2)(3)       51  Chairman and Director
     James J. Davey (1)(2)        56  Vice Chairman and Director
     Patricia W. Becker (1)(2)(3) 46  Director
     John R. Hardesty             58  Director
     Richard M. Haddrill(3)       44  President, Chief Executive Officer,
                                      Treasurer and Director
     Dennis V. Gallagher          45  General Counsel
     Michael L. Eide              48  President, Video Lottery Consultants, Inc.
     Susan J. Carstensen          34  Chief Financial Officer
--------------------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Executive Committee.

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

     Patricia W. Becker was appointed to the Board of Directors effective January 18, 1995 to fill a newly created position thereon. Ms. Becker is the owner of Patricia Becker & Associates, a consulting firm. She is a consultant to the Company and serves as chair of its Compliance Committee. Ms. Becker served as the chief of staff to Bob Miller, Governor of Nevada, from October 1993 to January 1995. Prior to that, she was senior vice president, general counsel and secretary of Harrah's Casino Hotels from June 1989 to July 1993 and vice president, general counsel and secretary from 1984 to 1989. Ms. Becker was deputy and chief deputy attorney general assigned to the Nevada Gaming Division from 1979 until she was appointed to the State Gaming Control Board, where she served until September 1984. Ms. Becker is a vice chair for the Gaming Law Section of the American Bar Association, a past president of the Nevada Trial Lawyers Association and treasurer and a trustee of the International Association of Gaming Attorneys. Ms. Becker currently serves on the Board of Directors of Fitzgeralds Gaming Company, a Nevada based company which owns casinos. (See Item 11 Compensation Committee Interlocks and Insider Participation.)

     John R. Hardesty was appointed to the Board of Directors effective December 18, 1996 to fill a vacancy thereon created by the resignation of Jeffrey D. Cushman. Mr. Hardesty is chairman of Electro Dynamics Crystal Corporation, a manufacturer of electronic components for the communication industry. Mr. Hardesty also owns 100% of Thermo Dynamics, Inc., a manufacturer of synthetic quartz for the electronics industry and investments, J.G. Inmobiliaria SA De.CV and Inmobiliaria San Pancho, Mexican corporations which hold real estate investments; and Zona Virtual SA De.CV, a Mexican corporation which is an internet provider and computer sales and service company in Puerto Vallerta, Mexico. Mr. Hardesty serves as a director of LeTeko, Inc., a gold exploration company. From 1988 until its sale in 1995, Mr. Hardesty was the owner and chairman of Dixson Inc., a manufacturer of electronic instruments for the heavy duty truck market and process control market.

     Richard M. Haddrill was appointed as chief executive officer of the Company on June 18, 1997 and as president of the Company and to its Board of Directors on August 21, 1996. He filled the Board vacancy created by the resignation of Stephen Vanderwoude. In addition, on June 18, 1997 he was appointed chief executive officer of the Company's Automated Wagering International, Inc. ("AWI") subsidiary, and has served as president of AWI since December 1996. Mr. Haddrill joined the Company in December 1994 as the Company's executive vice president of operations and chief financial officer. He served as chief financial officer until May 15, 1997. In December 1994, Mr. Haddrill was also appointed treasurer of the Company. In August 1995, Mr. Haddrill was appointed to the Board of Directors of the Company's United Wagering Systems, Inc. ("UWS") subsidiary, and assumed the position of chief executive officer of UWS in February 1996. From July 1992 until November 1994, Mr. Haddrill served as executive vice president -- corporate and president of international subsidiaries for Knowledgeware, Inc., a provider of application development software and services worldwide. Prior to joining Knowledgeware, Inc. in 1991 as an executive vice president and chief financial officer, Mr. Haddrill was the managing partner of the Colorado and New Mexico offices of the accounting firm of Ernst & Young from August 1989 to October 1991 and held various positions as a partner or employee with Ernst & Young from January 1975 to September 1989.

     Dennis V. Gallagher was appointed secretary of the Company on May 15, 1997, and as general counsel to the Company on February 10, 1997. From July 1993 until February 1997, Mr. Gallagher was vice president and general counsel of Harrah's Riverboat Casino Entertainment Division located in Memphis, Tennessee. From November 1984 until July 1993, he served as associate general counsel and assistant secretary of Harrah's Hotels and Casinos in Reno, Nevada. Mr.
Gallagher was the Chief of the Investigations Division of the Nevada State Gaming Control Board from November 1983 until November 1984.

     Michael L. Eide has served as president and a director of the Company's wholly-owned subsidiary, Video Lottery Consultants, Inc. ("VLC"), since December 1, 1994. Prior to that time he served as treasurer and chief financial officer of the Company from May 1991 until December 1994 and assistant secretary from October 1992 through December 1994. He has also held the positions of secretary, treasurer and assistant secretary with VLC during the period November 1990 through December 1994. From 1977 to December 1988, Mr. Eide was a principal in the accounting firm of Neil, Williamson, Eide and Staker in Bozeman, Montana.

     Susan J. Carstensen was appointed chief financial officer on May 15, 1997. Ms. Carstensen was vice president, finance of the Company from November 7, 1996 to May 15, 1997. From June 1995 to November 1996 she was corporate controller for the Company. From February 1995 to June 1995 she was the director of internal audit for the Company. Ms. Carstensen managed the cost and financial accounting for Martin Marietta Astronautics Group in Denver, Colorado from May 1991 through February 1995. From August 1985 through May 1991 Ms. Carstensen was with the accounting firm of Ernst & Young in Denver, Colorado.

     During fiscal year 1997, directors who were not employees of the Company received $15,000 annually for serving on the Board of Directors, plus $1,000 for each Board meeting and $1,000 for each Audit, Compensation of Executive Committee meeting attended. A non-employee director serving as chairperson of the Company's Board of Directors receives $30,000 annually for serving in such capacity. Each non-employee director who serves as the chairperson of any committee of the Board of Directors receives a further fee of $7,500 per annum for his or her services in such capacity. The Strategic Planning Committee was abolished effective January 31, 1997. Directors are also reimbursed for out-of-pocket expenses incurred in attending Board of Directors and committee meetings. As non-employee directors, Mr. Spier was granted an option under the Company's 1991 Stock Option Plan to purchase 10,000 shares of Common Stock at an exercise price of $14.00 per share, which options will expire 3 months from his resignation. (See Item 13 -- Certain Relationships and Related Transactions.) Mr. Burt was granted an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Stock Incentive Plan, and an option to purchase 20,000 shares pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors, with both options having an exercise price of $8.25 per share; and Ms. Becker was granted an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Stock Incentive Plan and an option to purchase 20,000 shares pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors, with both options having an exercise price of $9.28 per share. On August 12, 1996, concurrent with his becoming a non-employee director as a result of the expiration of his employment agreement in August 1996, Mr. Davey received an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Stock Incentive Plan and an option to purchase 20,000 shares pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors, with both options having an exercise price of $3.41 per share. On December 18, 1996, concurrent with his becoming a non-employee director, Mr. Hardesty received an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Stock Incentive Plan and an option to purchase 20,000 shares pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors, with both options having an exercise price of $4.13 per share. Directors who are employees of the Company receive no additional compensation for serving as a director, except that all directors and executive officers receive up to $10,000 in reimbursement of their expenses in connection with matters related to various regulatory disclosure requirements and up to $1,500 per quarter thereafter to keep such information current.

Section 16(a) - Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file by specific dates with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company on Forms 3, 4 and 5. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to report any failure to file by the relevant due date any of these reports based solely on the Company's review of copies of such reports furnished to it and written representations received by the Company that the filing of a Form 5 was not required. Based upon this review, the Company is not aware of any person who at any time during 1997, was a director, officer or a beneficial owner of ten percent or more of any class of equity securities of the Company registered pursuant to the Exchange Act who failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 1997, except that Michael L. Eide, president of VLC, filed a Form 4 with respect to an option to purchase stock under the Company's stock incentive plan, and a Form 5 with respect to his wife's purchase of stock under the Company's Employee Stock Purchase Plan, after the due date for filing the Forms 4 and 5.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information for the year ended December 31, 1997 and for years ended December 31, 1996 and 1995 concerning the compensation of the chief executive officer as of December 31, 1997 and the three most highly compensated executive officers of the Company (other than the chief executive officer) who were serving as executive officers as of December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation
                                                                      ----------------------
                                                           Other             Awards
                                   Annual Compensation     Annual            ------               All Other
Name and                    ---------------------------    Compen-    Restricted Stock Options    Compen-
Principal Position          Year   Salary $     Bonus $    sation $   Stock $(1)    (Shares)      sation $
------------------          ----   --------     -------    --------   ---------- -------------    ---------

Richard M. Haddrill         1997   260,523      430,000    154,189(2)       ---          ---          ---
  President, Chief          1996   202,133      150,000        ---      133,200      140,000          ---
  Executive Officer and     1995   200,000      150,000        ---          ---          ---          ---
  Treasurer

Michael L. Eide             1997   203,256      126,000        ---          ---        8,000          ---
  President - VLC           1996   203,256       40,000        ---          ---       20,000          ---
                            1995   207,620          ---        ---          ---          ---          ---

Dennis V. Gallagher         1997   155,770       61,000     53,956(2)       ---       20,000          ---
  General Counsel

Susan J. Carstensen         1997   100,031       48,000        ---          ---       18,000          ---
  Chief Financial Officer   1996    69,276        5,000        ---          ---          ---          ---
                            1995    55,308          ---      4,405(2)       ---          ---          ---

-------------------
(1) With respect to Mr. Haddrill's restricted stock holdings, of the initial grant in 1994 of 70,000 shares, 17,500 remained restricted as of December 31, 1997 with a market value of approximately $203,438 and such restrictions on the 17,500 shares will lapse in November 1998. Mr. Haddrill was also awarded 30,000 shares of restricted Common Stock in 1996, 20,000 of which remained restricted as of December 31, 1997 with a market value of approximately $232,500 and such restrictions on 10,000 shares will lapse in September 1998 and 1999. (See "Employment and Other Contracts.") All dividends declared and paid by the Company, if any, on the restricted stock, shall be held by the Company until such restrictions thereon lapse at which time the dividends, without interest thereon, shall be paid.
(2)  Relocation allowance.

STOCK OPTIONS

     As a result of approval of the Company's 1994 Stock Incentive Plan at the Annual Meeting of Stockholders on June 15, 1994, no further grants may be made pursuant to the 1992 Stock Incentive Plan. The Company's 1994 Stock Incentive Plan provides, among other things, for the grant of options to purchase shares of Common Stock.

Option Grants in Last Fiscal Year

     The following table sets forth information with respect to options granted under the Company's 1994 Stock Incentive Plan to each of the executive officers and directors named in the Summary Compensation Table above during 1997.

                            OPTION GRANTS DURING 1997

                                             Individual Grants
                                             -----------------                   Potential Realizable Value
                       Number of      Percent of                                  at Assumed Annual Rates
                       Securities   Total Options                               of Stock Price Appreciation
                       Underlying     Granted to     Exercise                        for Option Term(2)
                         Options      Employees        Price        Expiration  ----------------------------
Name                   Granted(3)      in 1997     (per Share)(1)       Date       5%               10%
-------------------    ----------   -------------   -------------   ----------  -------           -------

Michael L. Eide            8,000         3.4%         $3.81          02/27/07    19,181            48,609

Dennis V. Gallagher       20,000         8.6%         $3.81          02/27/07    47,953           121,523

Susan J. Carstensen       10,000         4.3%         $3.81          02/27/07    23,977            60,761
                           8,000         3.4%         $9.91          09/18/07    49,840           126,305

-------------------
(1) All options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant. Such options may not be exercised later than 10 years, or earlier than one year, after the date of grant.
(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions. The amounts reflected in this table may not necessarily be achieved.
(3)  These options vest over a period of three years.

The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 1997. No options were exercised by the named executives during the year ended December 31, 1997.

                        Aggregated 1997 Option Exercises
                       and December 31, 1997 Option Values

                       Number of Unexercised Options
                            (in Common Shares)       Value of Unexercised In-the-Money
                           at December 31, 1997       Options at December 31, 1997(1)
                       ----------------------------- ---------------------------------
                         Exercisable/Unexercisable       Exercisable/Unexercisable
                       ----------------------------- ---------------------------------

   Richard M. Haddrill         202,800/70,000                $832,893/$251,475
   Michael L. Eide              58,666/21,334                $203,396/$144,304
   Dennis V. Gallagher             ---/20,000                     ---/$156,250
   Susan J. Carstensen             ---/18,000                     ---/$ 91,875

----------
(1) Options are in the money if the fair market value of the underlying securities exceeds the exercise or base price of the option. Fair market value of the Common Stock underlying the options on December 31, 1997 was $11.625, the average of the high and low reported sales price on the Nasdaq National Market System on that date, which does not exceed the base price.

DEFINED BENEFIT AND LONG-TERM COMPENSATION PLAN

     The Company does not have any defined benefit, actuarial or long-term incentive plan.

                     EMPLOYMENT AND CERTAIN OTHER CONTRACTS

     Employment Agreement with Richard M. Haddrill: Pursuant to the terms of an employment agreement with Mr. Haddrill approved by the Board of Directors on February 26, 1998, Mr. Haddrill serves the Company as its president and chief executive officer. Unless sooner terminated pursuant to its terms, the employment agreement terminates on January 1, 2002 and is subject to one-year extensions thereafter. The employment agreement provides for a base salary of $380,000. Mr. Haddrill is eligible to receive annual bonuses up to twice the base salary if certain performance criteria are satisfied for such year. In addition, Mr. Haddrill was awarded 100,000 shares of restricted Common Stock that vest at the rate of one-fourth annually over the next four years beginning on January 1, 1999 and options to purchase 50,000 shares of Common Stock at an exercise price of $11.48 per share, the average of the closing value of the Common Stock for the 30 trading days immediately preceding the date of grant. The employment agreement further provides that if Mr. Haddrill's employment is terminated for any reason, then all unvested restricted shares shall revert to the Company. In addition, the employment agreement provides that if Mr. Haddrill's employment is terminated for "cause" (as defined in the employment agreement) or by him other than for "good reason" (as defined in the employment agreement), then all unvested options shall be forfeited. If Mr. Haddrill's employment is terminated for any other reason, then certain of the options become exercisable. All such options become immediately exercisable, and all restrictions on restricted stock held by Mr. Haddrill immediately lapse, upon a "change in control" (as defined in the employment agreement) of the Company. In addition, if Mr. Haddrill's employment is terminated for any reason other than "cause" or if he terminates his employment for "good reason" (including termination in certain circumstances following a change in control),then he is entitled to receive all accrued but unpaid salary and bonus and to receive a lump sum equal to two times the sum of the total base salary plus annual bonus, as well as payment of certain benefits through the remaining term of the employment agreement. Mr. Haddrill is entitled to the reimbursement of certain relocation expenses and other business expenses. Finally, the employment agreement provides that Mr. Haddrill will not compete with the Company for a period of 18 months following his termination.

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

     Agreement with Susan J. Carstensen: On December 5, 1996, the Company entered into an agreement with Ms. Carstensen. If Ms. Carstensen is removed from her position with the Company without cause, she will receive her then current salary for a period of six months following termination. In the event there is a change of control of the Company and Ms. Carstensen's employment is terminated by the Company without good cause, or by Ms. Carstensen for certain reasons set forth in the agreement, then Ms. Carstensen is entitled to an amount equal to one-half of her annual salary. Ms. Carstensen also agreed to certain confidentiality, non-competition and similar provisions.

Compensation Committee Interlocks and Insider Participation

     Richard R. Burt, who became the chairman of the Board of Directors in December 1994, is the chairman and a founder of IEP Advisors, Inc. (IEP), which has been retained by the Company to provide consulting services and to assist the Company in connection with its international activities since October 1994 at a rate of $15,000 per month plus expenses. The Company paid IEP an aggregate of approximately $180,000 for 1997. The current contract with IEP Advisors terminates in October 1998 unless terminated upon 30 days notice by the Company or IEP.

     In addition, Mr. Burt and the Company entered into a consulting agreement in November 1994, under which Mr. Burt is to provide advice and assistance relating to the promotion of the Company's business and to assist in the development of business opportunities for the Company. The agreement provides for a per day rate of $1,000 for each day such services are performed and reimbursement of out-of-pocket expenses. The agreement is separate and distinct from Mr. Burt's duties and responsibilities as a director of the Company. The agreement further provides for termination of the agreement by Mr. Burt or the Company, without penalty, upon 90 days' prior written notice. During 1997 an aggregate of approximately $2,000 was paid pursuant to the agreement.

     In December 1995 the Company entered into a consulting agreement with Patricia W. Becker, a director of the Company, for the period of two years commencing January 16, 1995. In September 1997 the Board renewed the agreement for an additional period of one year. The agreement provides that Ms. Becker shall serve as the chairperson of the Compliance Committee of the Company, and otherwise provide advice and assistance to the Company on matters of regulatory compliance and such other matters as requested by the Company. The agreement provides for an annual retainer fee of $75,000 plus a per day rate of $1,000 for each day such services are performed and reimbursement of out-of-pocket expenses. The agreement is separate and distinct from Ms. Becker's duties and responsibilities as a director of the Company. The agreement further provides for termination of the agreement by Ms. Becker or the Company, without penalty, upon 90 days' prior written notice. The Company paid Ms. Becker an aggregate amount of approximately $133,000 during the fiscal year ended December 31, 1997 pursuant to the agreement.

     None of the executive officers of the Company has served on the board of directors of any other entity that has had any of such entity's officers serve either on the Board of Directors or the Company's Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 2, 1998 by (i) each person owning beneficially more than five percent of the outstanding shares of the Common Stock, (ii) each director and director nominee of the Company, (iii) each person named in the Summary Compensation Table appearing elsewhere herein and (iv) all executive officers and directors of the Company as a group. The information under this caption is based on representations made to the Company by individual directors or nominees and/or filings made with the SEC. Each person has sole investment and voting power with respect to the shares indicated except as otherwise shown.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                           Number of Shares         Percent of Class
                                                                           ----------------         ----------------
                                                                         Beneficially Owned(1)      March 2, 1998(1)
                                                                         ---------------------      ----------------

R. B. Haave Associates, Inc............................................      1,017,700  (2)                 9.71%
   36 Grove St., New Canaan, CT 06840
Fir Tree Partners (Fir Tree, Inc. d/b/a Fir Tree Partners).............        781,900  (3)                 7.46%
   1211 Ave of the Americas, 29th Floor
   New York, NY 10036
Richard M. Haddrill+, ++...............................................        466,646  (4)(5)              3.98%
Michael L. Eide++......................................................        202,473  (6)(7)              1.83%
John R. Hardesty+......................................................         93,945  (8)                  .90%
Patricia W. Becker+....................................................         30,000  (9)                     *
Richard R. Burt+.......................................................         30,000  (9)                     *
James Davey+...........................................................         26,243  (8)                     *
Dennis V. Gallagher++..................................................          6,666  (10)                    *
Susan J. Carstensen ++.................................................          5,758  (11)                    *
All directors and executive officers as a group........................        861,731  (4)(5)(6)(7)(8)     8.22%
                                                                                        (9)(10)(11)

----------
+    Director of the Company
++   Executive Officer of the Company
*    Denotes less than 1%

(1) Based on 10,477,952 shares of Common Stock outstanding as of the close of business on March 2,1998 which excludes 545,454 shares of Common Stock which are deemed authorized but unissued pursuant to the terms of the settlement agreement with EDS. (See Note 16 to the Notes to Consolidated Financial Statements.) The share holdings in this table do not include rights to receive stock or options granted under various Company plans to directors and executive officers that do not vest or become exercisable within 60 days of March 1,1998.
(2)  R. B. Haave  Associates,  Inc. is an Investment  Advisor  registered  under
     Section 203 of the Investment Advisors Act of 1940, with sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of the shares. R. B. Haave Associates, Inc.'s holdings are reported pursuant to amendment to Schedule 13G dated January 27, 1998, as an amendment to the initial Schedule 13D, as filed on March 22, 1996.
(3) Fir Tree, Inc. is a New York corporation doing business as Fir Tree Partners ("Fir Tree Partners"), of which Mr. Jeffrey Tannenbaum is the sole shareholder, executive officer, director and principal. Mr. Tannenbaum acquired the shares through his position as principal of Fir Tree Partners for an institutional account for which Fir Tree Partners serves as trading advisor and for the account of the Fir Tree Value Fund, L.P. ("Fir Tree Value Fund") of which Mr. Tannenbaum is the general partner. Fir Tree Partner's holdings are reported pursuant to amendment to Form 13D dated
     August 4, 1995, as an amendment to the initial Form 13D, as filed on October 12, 1994. Fir Tree Partners is the beneficial owner of 781,900 shares of Common Stock of which 498,930 shares are beneficially owned by Fir Tree Partners in its capacity as investment advisor to Fir Tree LDC, a Cayman Islands limited duration company ("Fir Tree LDC"). Jeffrey Tannenbaum is the investment advisor of Fir Tree LDC and, as such, retains voting and dispositive power over the shares, and 282,970 shares are beneficially owned by Fir Tree Partners for the account of the Fir Tree Value Fund.
(4) Includes 100,000 shares of restricted stock of the Company vesting in equal installments on each of January 1, 1999, 2000, 2001 and 2002 and 70,000 shares of restricted stock of the Company vesting in equal installments on each of November 1,1995, 1996, 1997 and 1998 and 30,000 shares of restricted stock of the Company vesting in equal installments on each of September 9, 1997, 1998 and 1999. The 100,000 shares of restricted stock vesting through 2002 are subject to approval by stockholders.
(5) Includes options to purchase 252,800 shares of Common Stock, currently exercisable or which will be exercisable within 60 days, granted pursuant to the Company's 1994 Stock Incentive Plan. 50,000 of the options granted are subject to approval of stockholders.
(6) Includes options to purchase 2,000 shares of Common Stock currently exercisable granted pursuant to the Company's 1991 Stock Option Plan and 65,999 currently exercisable under the Company's 1994 Stock Option Plan.
(7) Includes 12,318 shares held by Mr. Eide's son as to which Mr. Eide disclaims beneficial ownership.
(8) Includes options to purchase 7,500 shares of Common Stock currently exercisable granted pursuant to the Company's 1994 Stock Incentive Plan and options to purchase 15,000 shares of Common Stock currently exercisable pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors.
(9) Includes options to purchase 10,000 shares of Common Stock currently exercisable or which will be exercisable within 60 days, granted pursuant to the Company's 1994 Stock Incentive Plan and options to purchase 20,000 shares of Common Stock currently exercisable or which will be exercisable within 60 days, pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors.
(10) Includes options to purchase 6,666 shares of Common Stock granted under the Company's 1994 Incentive Stock Plan currently exercisable or which will be exercisable within 60 days.
(11) Includes options to purchase 3,333 shares of Common Stock granted under the Company's 1994 Incentive Stock Plan currently exercisable or which will be exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1997 the Company and its subsidiaries have had no transactions in which any director of the Company, or any member of the immediate family of any such director, had a material direct or indirect interest reportable under the applicable rules of the SEC except as follows:

     William Spier served as a director of the Company from July 1991 until February 13, 1998. On February 23, 1993, Mr. Spier, on behalf of himself and an investor group (the "Spier Group") executed a Stockholders' Agreement with the Company. The Stockholders' Agreement, among other things, limited the manner of disposition of shares of Common Stock held by these parties, prohibited them from soliciting proxies in opposition to the Board of Directors, subjected certain proposals by these persons of merger or similar transactions to consent by unaffiliated directors and stockholders, limited the right of these persons to acquire additional shares (other than pursuant to certain options granted by Larry Lippon, the Company's former chief executive officer, or the Company), granted these persons the right to require the Company to register their shares under the Securities Act of 1933, provided for the reimbursement of certain of the expenses of these persons (estimated to be approximately $85,000), and granted these persons the right to appoint one person in addition to Mr. Spier to the Board of Directors. In connection with this Agreement, William P. Lyons was appointed to the Board of Directors. Mr. Lyons resigned from the Board of Directors on July 30, 1997. In addition, the Stockholders' Agreement fixed the size of the Board of Directors at six members, although the Board of Directors (including Mr. Spier) subsequently increased the size of the Board to seven members by a unanimous vote. Pursuant to the terms of the Stockholders' Agreement, that agreement was to terminate when the aggregate ownership of voting stock of the Company beneficially owned by the Spier Group is less than 5% of all then outstanding shares.

     On December 3, 1997, the Company entered into an agreement with Mr. Spier with respect to the exercise of his demand registration rights under the Stockholder's Agreement, which provided that the registration include in the offering all shares of Company's Common Stock held by Mr. Spier and the Spier Group. It further provided that Mr. Spier resign as a director of the Company effective immediately when the aggregate ownership of voting stock of the Company beneficially owned by the Spier Group became less than 5% of all then outstanding shares, and provided for a mutual release of claims, certain restrictions on Mr. Spier's ability to acquire company securities in the future, and the reimbursement of expenses to Mr. Spier in connection with the Company's regulatory disclosure requirements consistent with Company policies and procedures. The shares were marketed and sold principally to a variety of institutional investors. The sale of all the Spier Group stock was completed on February 10, 1998.

     Except as otherwise disclosed herein, during 1997 the Company and its subsidiaries have not had transactions in which any executive officer of the Company, or any member of the immediate family of any such executive officer, had a material direct or indirect interest reportable under the applicable rules of the SEC.

     For certain additional information regarding transactions involving the Company and its officers and directors, see "Item 10. Executive Compensation - Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements (See page 42 for the Index to consolidated financial statements)

             Independent Auditors' Report
             Consolidated Financial Statements:
             Statements of Operations for the years
                 ended December 31, 1997, 1996 and 1995
             Balance Sheets as of December 31, 1997 and 1996 Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
             Statements of Cash Flows for the years
                 ended December 31, 1997, 1996 and 1995
             Notes to Consolidated Financial Statements

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

              4.1 Specimen form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the 1991 Registration Statement)

              4.2 Certificate of Designation for Series A Junior Preferred Stock (incorporated by reference to Exhibit 4.2 to the 1993 Form 10-K)

              10.1 Video Lottery Technologies, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the 1991 Registration Statement)

              *10.2  Video  Lottery  Technologies,   Inc.  1991  Employee  Stock
                     Purchase Plan (amended June 18, 1997)

              *10.3  1992 Video Lottery Technologies, Inc. Stock Incentive Plan

              *10.4 1993 Video Lottery Technologies, Inc. 1993 Stock Option Plan for Non-Employee Directors

              *10.5 1994 Powerhouse Technologies, Inc. Stock Incentive Plan (amended June 18, 1997 and February 13, 1998)

              10.6 Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.3 to the 1991 Registration Statement)

              10.7 Credit Agreement dated February 16, 1995, made by the Company to First Bank National Association (incorporated by reference to Exhibit 10.9 to the 1994 Form 10-K.)

              10.8 Revolving Note, dated February 16, 1995, made by the Company to First Bank National Association (incorporated by reference to Exhibit 10.10 to the 1994 Form 10-K.)

              10.9 Term Notes A and B, dated February 16, 1995, made by the Company to First Bank National Association (incorporated by reference to Exhibit 10.11 to the 1994 Form 10-K.)

              10.10 Pledge Agreement, dated February 16, 1995, made by the Company to First Bank National Association (incorporated by reference to Exhibit 10.12 to the 1994 Form 10-K.)

              10.11 Amendment No. 1 to First Bank National Association Credit Agreement and Waiver (incorporated by reference to Exhibit
                     10.13 to the 1995 Form 10-K.)

              10.12 Amendment No. 1 to Borrower Pledge Agreement to Borrower Pledge Agreement to First Bank National Association Credit Agreement (incorporated by reference to Exhibit 10.14 to the 1995 Form 10-K.)

              10.13 Amendment No. 2 to First Bank National Association Credit Agreement (incorporated by reference to Exhibit 10.15 to the 1995 Form 10-K.)

              10.14 Settlement Agreement - between Video Lottery Technologies, Inc., and the Shelhamers (incorporated by reference to Exhibit 10.16 to the 1995 Form 10-K.)

              10.15 Master Settlement Agreement - between Video Lottery Technologies, Inc. and Electronic Data Systems Corporation (incorporated by reference to Form 8-K dated January 30, 1997.)

              10.16 Amendment No. 3 to First Bank National Association Credit Agreement (incorporated by reference to Exhibit 10.18 to the 1996 Form 10-K)

              10.17  Waiver  and   Amendment   No.  4  to  First  Bank  National
                     Association Credit Agreement  (incorporated by reference to
                     Exhibit 10.19 to the 1996 Form 10-K)

              10.18 Consent, Waiver and Amendment No. 5 to First Bank National Association Credit Agreement (incorporated by reference to
                     Exhibit 10.20 to the 1996 Form 10-K)

              *10.19 Letter  Agreement and Waiver  extending First Bank National
                     Association Credit Agreement

              *10.20 International  Equity  Partners  Related  Party  Consulting
                     Agreement dated September 18, 1997

              10.21  Richard  R.  Burt  Related   Party   Consulting   Agreement
                     (incorporated by reference to Exhibit 10.22 to the 1996 Form 10-K)

              *10.22 Patricia W. Becker Related Party Consulting Agreement dated
                     September 18, 1997

              *10.23 Richard M. Haddrill  Employment  Agreement dated January 1,
                     1998

              10.24 Dennis V. Gallagher Employment Agreement (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K)

              10.25 Michael L. Eide Employment Agreement (incorporated by reference to Exhibit 10.26 to the 1996 Form 10-K)

              10.26 Susan J. Carstensen Employment Agreement (incorporated by reference to Exhibit 10.28 to the 1996 Form 10-K)

              *22.1  List of Subsidiaries

              *24.1  Independent Auditors' Consent

              *EX-27 Financial Data Schedule (For SEC Use Only)

     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

     Form 8-K dated December 22, 1997, reporting the change of the Company's name to Powerhouse Technologies, Inc. effective January 1, 1998.

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

                                         POWERHOUSE TECHNOLOGIES, INC.



Date:  March 30, 1998                    /s/ RICHARD M. HADDRILL
                                         ------------------------------------
                                         Richard M. Haddrill
                                         President and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                 Title                                  Date
---------                 -----                                  ----


/s/ SUSAN J. CARSTENSEN   Chief Financial Officer (Principal     March 30, 1998
-----------------------      Accounting Officer)
    Susan J. Carstensen


/s/ RICHARD R. BURT       Chairman and Director                  March 23, 1998
-----------------------
    Richard R. Burt


/s/ JAMES J. DAVEY        Vice Chairman and Director             March 30, 1998
-----------------------
    James J. Davey


/s/ RICHARD M. HADDRILL   President, Chief Executive Officer     March 30, 1998
-----------------------      Treasurer and Director
    Richard M. Haddrill


/s/ PATRICIA W. BECKER    Director                               March 23, 1998
-----------------------
    Patricia W. Becker


/s/ JOHN R. HARDESTY      Director                               March 23, 1998
-----------------------
    John R. Hardesty