Form 10-Q
period 1998-01-31
POWERHOUSE TECHNOLOGIES INC /DE
filed 1998-05-15
CIK 875459

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)


  X     QUARTERLY  REPORT PURSUANT  TO  SECTION 13 OR  15(d)  OF  THE SECURITIES
-----
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR


        TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR  15(d) OF THE SECURITIES
-----
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________


Commission file number 0-19322


                          POWERHOUSE TECHNOLOGIES, INC.
              (Formerly known as Video Lottery Technologies, Inc.)
             (Exact name of registrant as specified in its charter)


         Delaware                                                     81-0470853
(State or other jurisdiction                                    (I.R.S. Employer
incorporation or organization)                               Identification No.)


2311 South Seventh Avenue
Bozeman, Montana                                                           59715
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

Applicable only to corporate issuers:

The number of shares outstanding the issuer's $ .01 per value Common Stock, as of the latest practicable date of March 31, 1998, was 10,804,155 shares.

                          POWERHOUSE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                           Page

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Consolidated Financial Statements

         Statements of Operations
         Three Months Ended March 31, 1998 and 1997                           4

         Balance Sheets
         March 31, 1998 and December 31, 1997                                 5

         Statement of Stockholders' Equity
         Three Months Ended March 31, 1998                                    6

         Statements of Cash Flows
         Three Months Ended March 31, 1998 and 1997                           7

         Notes to Consolidated Financial Statements                           8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk          17


PART II. OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings                                                   17

ITEM 2.  Changes in Securities                                               17

ITEM 3.  Defaults Upon Senior Securities                                     17

ITEM 4.  Submission of Matters to a Vote of Security Holders                 17

ITEM 5.  Other Information                                                   17

ITEM 6.  Exhibits and Reports on Form 8-K                                    17

Signatures                                                                   18

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                    (in thousands except for per share data)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                 1998                1997
                                                                 ----                ----

REVENUES:
    On-line lottery                                            $29,264              22,994
    Gaming machine and route operations                         14,379              17,739
    Wagering systems and racetrack operations                    6,587               7,271
                                                               -------              ------
                                                                50,230              48,004
                                                               -------              ------
COSTS OF REVENUES:
    On-line lottery                                             19,107              15,155
    Gaming machine and route operations                          8,046               9,238
    Wagering systems and racetrack operations                    5,499               5,639
                                                               -------              ------
                                                                32,652              30,032
                                                               -------              ------
Gross profit                                                    17,578              17,972

OTHER OPERATING EXPENSES
    Selling, general and administrative                          8,526               7,694
    Research and development                                     2,565               2,497
    Depreciation and amortization                                4,820               6,035
                                                               -------              ------
                                                                15,911              16,226
                                                               -------              ------

Earnings from operations                                         1,667               1,746
                                                               -------              ------

OTHER INCOME (EXPENSE):
    Interest and other income                                      368                 235
    Interest expense                                              (790)               (994)
                                                               -------              ------
                                                                  (422)               (759)
                                                               -------              ------

Earnings before income taxes and extraordinary item              1,245                 987

Income tax expense                                                 632                 703
                                                               -------              ------

Net earnings before extraordinary item                             613                 284

Extraordinary gain, net                                            ---              13,269
                                                               -------              ------

Net earnings                                                   $   613              13,553
                                                               =======              ======

Net earnings per share (Basic and Diluted):
     Before extraordinary item                                 $   .06                 .03
     From extraordinary item                                       ---                1.27
                                                               -------              ------
                                                               $   .06                1.30
                                                               =======              ======

Weighted average shares:
         Basic                                                  10,467              10,424
         Potential Common Stock                                    405                   9
                                                               -------              ------
         Diluted                                                10,872              10,433
                                                               =======              ======

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                        (in thousands except share data)

                                                                      March 31,        December 31,
                                                                         1998               1997
                                                                         ----               ----

ASSETS
     Current assets:
         Cash and cash equivalents                                     $ 13,963             13,772
         Restricted short-term deposits                                   3,180              1,423
         Accounts receivable, net                                        20,933             25,839
         Current installments of notes receivable, net                    3,581              3,192
         Inventories                                                     19,619             15,942
         Prepaid expenses                                                 1,256              1,037
         Deferred income taxes                                           10,555             11,444
                                                                       --------            -------
     Total current assets                                                73,087             72,649
                                                                       --------            -------

     Property, plant and equipment                                      152,916            152,074
         Less accumulated depreciation                                  (91,824)           (88,914)
                                                                       --------            -------
              Net property, plant and equipment                          61,092             63,160
                                                                       --------            -------

     Restricted cash deposits                                               410              2,408
     Notes receivable, excluding current installments                     2,392              2,547
     Goodwill, net9,110                                                   9,314
     Intangible and other assets, net                                    10,746             11,319
                                                                       --------            -------
                                                                       $156,837            161,397
                                                                       ========            =======
LIABILITIES
     Current liabilities:
         Current installments of long-term debt                        $  3,497              4,381
         Accounts payable                                                 7,080              9,513
         Accrued expenses                                                19,444             21,705
                                                                       --------            -------
              Total current liabilities                                  30,021             35,599
                                                                       --------            -------

     Long-term debt, excluding current installments                      29,952             31,446
     Deferred income taxes                                               11,941             12,206
                                                                       --------            -------
              Total liabilities                                          71,914             79,251
                                                                       --------            -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value.  Authorized 8,087,272
         shares; no shares issued                                           ---                ---
     Series A Junior Preferred stock, $.01 par value, convertible
         non-cumulative.  Authorized 1,912,728 shares                        19                 19
     Common stock, $.01 par value.  Authorized 25,000,000
         shares                                                             113                110
     Paid-in capital                                                     92,885             89,427
     Deferred restricted stock compensation                              (1,514)              (217)
     Accumulated deficit                                                 (6,580)            (7,193)
                                                                       --------            -------
              Total stockholders' equity                                 84,923             82,146
                                                                       --------            -------
                                                                       $156,837            161,397
                                                                       ========            =======

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands except for share data)

------------------------------------------------------------------------------------------------------------------------
                              Series A                                     Restricted                        Total
                             Preferred       Common                           Stock           Accumu-        Stock-
                               Stock          Stock         Paid-in          Compen-           lated        holders'
                             par value      par value       Capital          sation           Deficit        Equity
------------------------------------------------------------------------------------------------------------------------

December 31, 1997                  $19            110         89,427              (217)        (7,193)         82,146

Net earnings                       ---            ---            ---               ---            613             613

Restricted stock
  issued                           ---              1          1,380            (1,381)           ---             ---

Amortization of
  deferred
  restricted stock
  compensation                     ---            ---            ---                84            ---              84

Proceeds from sale of
  common stock                     ---              2          2,078               ---            ---           2,080
                                   ---            ---         ------             -----          -----          ------

March 31, 1998                     $19            113         92,885            (1,514)        (6,580)         84,923
                                   ===            ===         ======             =====         ======          ======
------------------------------------------------------------------------------------------------------------------------




1998 Share Data(1)

                                                             Series A                           Common
Balance                                             Preferred Stock Issued                   Stock Issued
-------                                             ----------------------                   ------------

December 31, 1997                                            1,912,728                        11,023,406
Restricted Common Stock issued                                     ---                           106,000
Common Stock issued                                                ---                           220,203
                                                             ---------                        ----------

March 31, 1998                                               1,912,728                        11,349,609
                                                             =========                        ==========




(1) 1,912,728 shares of Series A Preferred Stock and 545,454 shares of common stock are held in treasury as collateral for a note payable (see Note 2 to Financial Statements).

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                    1998                1997
                                                                    ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                 $   613              13,553
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                              4,820               6,035
         Extraordinary gain, net                                      ---             (13,269)
         Other, net                                                   135                  31
     Changes in operating assets and liabilities:
         Receivables, net                                           4,672                (940)
         Inventories                                               (3,276)              3,778
         Prepaid expenses                                            (219)               (277)
         Accounts payable                                          (2,434)               (722)
         Accrued expenses                                          (2,065)             (1,231)
         Income taxes                                                 624               4,504
                                                                  -------              ------
Net cash provided by operating activities                           2,870              11,462
                                                                  -------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                      (2,493)             (2,141)
         Expenditures on intangible and other noncurrent assets      (115)               (375)
         Proceeds from sales of equipment                              97                   5
         Change in restricted cash deposits                           241                 (16)
                                                                  -------              ------
Net cash used in investing activities                              (2,270)             (2,527)
                                                                  -------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments on notes payable                                ---              (6,000)
         Repayments of long-term debt                              (2,489)             (3,024)
                                                                                               -
         Proceeds from issuance of common stock                     2,080                 ---
                                                                  -------              ------

Net cash used in financing activities                                (409)             (9,024)
                                                                  -------              ------

Net increase (decrease) in cash and cash equivalents                  191                 (89)

Cash and cash equivalents, beginning of period                     13,772               4,322
                                                                  -------              ------

Cash and cash equivalents, end of period                          $13,963               4,233
                                                                  =======              ======

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Presentation

          The consolidated financial statements include the accounts of Powerhouse Technologies, Inc. and its subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

          The consolidated balance sheet as of March 31, 1998 and the consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997 and the consolidated statement of stockholders' equity for the three-month period ended March 31, 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made. The December 31, 1997 consolidated balance sheet was derived from consolidated financial statements audited by KPMG Peat Marwick LLP in connection with the Company's annual audit.

     b.   Earnings Per Share

          Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Potential common stock is excluded from the weighted average share calculations when the inclusion would be anti-dilutive.

     c.   Accounting Pronouncements Not Yet Adopted

          The American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP), Reporting on the Costs of Start-Up Activities, which requires companies to expense start-up costs (including organization costs) as incurred. The SOP is effective for fiscal years beginning after December 15, 1998 with early adoption permitted. As of March 31, 1998, the Company has capitalized approximately $0.1 million of start-up costs related to the development of a casino in Sunland Park, New Mexico (see Note 6). Current plans for the casino development reflect approximately $1.0 million of anticipated start-up costs. The Company has capitalized start-up costs in conjunction with the implementation of its long-term contracts in the on-line lottery and wagering systems segments. The Company's accounting policy for start-up costs incurred to implement its long-term service contracts is not affected by the SOP.

     d.   Management estimates.

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


2.   EXTRAORDINARY ITEM--EDS SETTLEMENT

     In January 1994, Electronic Data Systems Corporation ("EDS") purchased 545,454 shares of the Company's Common Stock and 1,912,728 shares of the Company's Series A Junior Preferred Stock ("Series A Preferred Stock"). In conjunction with the stock sale to EDS in 1994, the Company entered into a ten-year agreement with EDS which, among other things, called for EDS to provide to the Company enhanced computing, communications, system and engineering and field maintenance services under terms of the  Company's  on-line  lottery  contracts.  In 1996,  the Company  withheld certain payments to EDS due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the contract with EDS was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other and agreed to transition the EDS services to the Company. The settlement resulted in a net of taxes extraordinary gain on debt extinguishment of approximately $13.3 million ($1.27 per basic and diluted share) for the Company. The terms of the settlement included the redemption by the Company of all of the Common and Series A Preferred Stock owned by EDS, the transfer to the Company of certain inventories and property, plant and equipment used in the provision of EDS services to on-line lottery customers and the extinguishment of approximately $38.0 million of outstanding fees in exchange for a note payable with an initial present value of $26.1 million. The note payable calls for interest payments only through 1998 with provisions for acceleration upon sale of assets securing the note, and principal and interest payments in years three through maturity in 2004. The note is secured by the redeemed Common Stock and Series A Preferred Stock, certain inventories, fixed assets and software technology and carries prepayment provisions upon the disposal of substantially all the assets or stock of the Company or certain of its subsidiaries. The transition of the EDS services and related employees to the Company was completed in 1997.

3.   INVENTORIES

     A summary of inventory follows:

                                                    March 31,      December 31,
                                                      1998             1997
                                                      ----             ----
                                                      (000)            (000)
     Manufacturing:
          Raw materials                              $7,692           6,703
          Work-in-process                             1,490             662
          Finished goods                              8,947           7,427
     Customer service and other                       1,490           1,150
                                                    -------          ------
                                                    $19,619          15,942
                                                    =======          ======

4.   STOCKHOLDERS' EQUITY

     On  February  10,  1998,  the  Company  effected a  secondary  offering  of currently outstanding shares held by an investor group representing approximately 14.5% of the Company's outstanding common stock (approximately 1.5 million shares). Approximately 220,000 additional shares were issued pursuant to the exercise of an option by the underwriters to cover over-allotments.

6.   COMMITMENTS AND CONTINGENCIES

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

     The Company continues to conduct a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed a preliminary plan to address the issue. The Year 2000 issue is pervasive and complex, as virtually every computer operation of the Company, including both internal systems and systems delivered to customers, will be affected in some way by the rollover of the two-digit year value to "00." Computer systems that do not properly recognize date-sensitive information could generate erroneous data or cause a complete system failure. The Company believes that, with modification of existing computer systems, updates by vendors and conversion to new software in the ordinary course of its business, the Year 2000 issue will not pose significant operations problems for the Company's computer systems. However, if such modifications and conversions are not completed timely or properly, the Year 2000 issue may have a material impact on the business and operations of the Company. The costs of modifications and conversions are not anticipated to be material, but will principally represent a re-deployment of existing or otherwise planned resources. No assurance can be given that the Company will successfully avoid any problems associated with the Year 2000 issue.

     The Company typically posts bid, litigation, and performance bonds for on-line lottery contracts. At March 31, 1998, the Company had collateral in support of the various bonds outstanding consisting of $2.0 million of restricted deposits and $7.5 million of irrevocable standby letters of credit. Should the Company fail to meet contractually specified obligations during the contract term, the lottery authority may assess damages and exercise its right to collect on the applicable bond. The Company has had disputes with customers over implementation schedules, deliverables and other issues. The Company works with these customers to resolve these differences; however, should the Company be unable to resolve any disputes in a mutually satisfactory manner, the Company may suffer negative consequences in its relationships with these and other customers and its pursuit of future business. The ultimate cost to the Company of such damages (if any) would be net of its claims under risk management policies in effect as appropriate.

     Historically, the Company has met its cash flow requirements primarily with cash provided by operations, public offerings of equity securities, and from borrowings from financial institutions. The Company, in 1996, was named the successful bidder for a new on-line lottery contract with the Florida lottery. The award by the Florida Lottery has been unsuccessfully protested by a competitor twice, and the competitor has filed another appeal which has delayed contract negotiations. The existing contract had an expiration date of June 30, 1996. The Company is continuing the operation of the current on-line lottery system under the terms of the expired contract extended to the earlier of the implementation of a new agreement or January 1, 2000.

     The Company has submitted a bid and been awarded a contract with the Pennsylvania Lottery for an on-line lottery contract to replace the contract the Company currently has with the lottery. The current contract expires in December 1998. Sizable capital expenditures in excess of current capital sources may be required in advance of any anticipated capital generated by a new Florida or Pennsylvania contract. Accordingly, the Company is seeking additional financing, the availability and the terms of which are subject to various uncertainties, with no assurance that such financing can be obtained.

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming at the racetrack. In March, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the actions of the state's recently appointed board to oversee the gaming and other regulatory matters. While the Company intends to file for the necessary licenses and approvals and believes it meets the appropriate criteria and standards, no assurances can be given that the licenses and approvals will be granted. The Company is not aware of any reason it would not receive the necessary licenses or approvals. Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until the third or fourth quarter of 1998. The Company developed architectural plans for casino gaming at the racetrack facility and has initiated construction. The Company's investment in the racetrack operations is approximately $19.4 million and current plans call for approximately $8.0 million of capital expenditures for facility enhancements, gaming machines and related equipment to be funded from operations.

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

     International sales denominated in foreign currencies accounted for approximately 10% of the Company's consolidated revenues in 1997. Management can give no assurances that changes in currency and exchange rates will not materially affect the Company's revenues, costs, cash flows and business practices and plans. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, delays in receiving payments on accounts receivable balances, reimbursement approvals (both governmental and private), difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws and regulations. In addition, the Company's foreign operations would be affected by general economic conditions in the international markets in which the Company does business, such as a prolonged economic downturn in Europe or the Asian-Pacific region. There can be no assurances that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition, results of operations or cash flows. The Company has not historically attempted to hedge the risks of fluctuating exchange rates given the currencies involved and the terms of payment granted to its customers.

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

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not have a material adverse effect on its consolidated financial position or results of operations or liquidity.

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

     The Company is actively seeking to expand its operations into jurisdictions that have legalized gaming. There can be no assurance, however, that the Company will be able to identify or capitalize on any opportunities in suitable markets. The Company's ability to expand will be dependent upon a number of factors, many of which are beyond the Company's control, including negotiating acceptable terms, securing required governmental licenses, permits, and approvals, securing adequate financing on acceptable terms, voter and other political approvals, demographic trends, and consumers' gaming preferences. As a result, there can be no assurance that the Company will be able to develop new markets for its products. In addition, the Company may incur costs in connection with pursuing new opportunities that it cannot recover and may be required to expense certain of these costs, which may negatively affect the Company's reported operating performance for the periods during which such costs are expensed.

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

First Quarter 1998 Compared with First Quarter 1997
---------------------------------------------------

     Consolidated revenues increased by $2.2 million, or 5%, to $50.2 million from $48.0 million in the first quarter 1997. The consolidated gross profit decreased by $0.4 million, or 2%, to $17.6 million from $18.0 million in the first quarter 1996. Earnings from operations were $1.7 million in 1998 and 1997. Net earnings before extraordinary items were $0.6 million in the first quarter 1998 as compared to $0.3 million in 1997.

     In January 1997 the Company settled a dispute with EDS over performance issues under the Company's 1994 agreement with EDS that called for EDS to provide technology services for the Company's on-line lottery customers. The settlement included, among other things, an extinguishment of outstanding fees payable to EDS in consideration of a promissory note with a present value of approximately $26.1 million and resulted in a net of taxes extraordinary gain of $13.3 million. See Note 2 to the Consolidated Financial Statements.

                                 On-line Lottery

     Total revenues from the on-line lottery segment increased by $6.3 million, or 27% to $29.3 million from $23.0 million in the first quarter 1997. The increase reflects revenues from enhancements to on-line lottery systems previously installed for customers in Norway and Chile as well as a domestic sale of instant ticket validation terminals.

     The Company expects the on-line lottery segment to remain a significant segment of the Company and the segment's growth is dependent upon management's strategy to selectively bid on domestic lottery contract and aggressively pursue international on-line lottery opportunities. On-line lottery contracts for a number of state lotteries will be up for procurement over the next several years. Due to the high cost of procuring new lottery contracts, the Company is targeting those states which it believes will establish a bidding process based exclusively on technical capability, price and service. This strategy allows the Company to efficiently allocate its resources so that it may also pursue international growth opportunities. The Company is currently pursuing potential opportunities in a number of jurisdictions, worldwide, that are expected to implement on-line lottery programs within the next two years. In the first quarter 1998, revenues from lottery system enhancements and equipment sales, primarily to international customers, was $6.8 million as compared to $0.7 million in 1997.

     Additionally, the Company's on-line lottery system MasterLink(R) affords the Company the ability to develop add-on products and services. Given the maturity of the on-line lottery industry, operators are in need of ways to increase lottery ticket sales and reduce costs. The Company expects to develop new products and services every year for its existing customers as well as reduce operating costs.

     The expiration date of the current contract with the Florida Lottery was extended from June 30, 1996, as a result of a delay of the award of a new contract. On September 2, 1997, the Company was notified by the Florida Lottery that the Company had been selected as the most highly qualified bidder for the award of a new five-year contract pursuant to a re-evaluation that resulted from an earlier protest by a competitor of the Florida Lottery's previous selection of the Company. The competitor protested the Florida

Lottery's re-selection of the Company as the most qualified bidder. On March 23, 1998, the Lottery dismissed the protest and re-awarded the contract to the Company. The competitor filed its notice of appeal of this order on March 24, 1998. The Florida Lottery may commence contract negotiations with the Company. The competitor has petitioned the Florida Lottery to stay these negotiations. On January 5, 1998 the Company and the Florida Lottery entered into an interim contract to continue operating the Florida Lottery's on-line system until the earlier of either the award and implementation of a new agreement or through January 1, 2000. Under the terms of the Florida request for proposal, sizable capital expenditures in excess of current credit facilities would be required to fulfill its terms. The availability of and terms of new financing are subject to numerous uncertainties and cannot be reasonably predicted.

     The gross profit margin for on-line lottery revenues was 35% in the first quarter 1998 as compared to 34% in 1997. The gross profit margin from on-line lottery service revenues was 33% in the first quarter 1998 and 34% in 1997. The gross profit on on-line lottery system and equipment sales was 41% in the first quarter 1998 and 43% in 1997. The Company expects gross profit margins from on-line lottery revenues to increase over time although no assurances of increased margins can be given.

                       Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment decreased by $3.3 million, or 19%, to $14.4 million from $17.7 million in the first quarter of 1997. Revenue was recognized on delivery of 835 units in the first quarter 1998 as compared to 2,508 units in 1997. The reduction in revenues and gaming machine shipments in the first quarter of 1998 reflects a higher level of gaming machine and related parts sales in 1997 in Oregon and Quebec, Canada, partially offset by increased sales in Nevada, where the Company began selling gaming machines in mid-1996. Revenue from the Company's route operations was $4.5 million in the first quarter 1998 as compared to $4.4 million in 1997. Revenue from leases of gaming machines was $2.7 million in the first quarter 1998 as compared to $3.0 million in 1997.

     The Company expects the gaming machine and route operation segment to remain a significant segment of the Company's operations. The growth and success of the segment is dependent upon the Company's ability to expand its position in the worldwide video lottery gaming machine market, to continue to penetrate casino markets such as Nevada and New Jersey and to develop casino opportunities at pari-mutuel racetracks such as the Company's racetrack in Sunland Park, New Mexico. The Company believes that new markets such as South Africa, and the replacement of older gaming machines and systems in Australia and North America will provide for significant future growth opportunities for the Company. Penetration and growth of sales to casino markets is primarily dependent on the Company's ability to gain visibility and acceptance of its gaming machines in the markets while offering a competitive price. The Company believes that its gaming machines are capable of producing greater than average play and net win amounts reflecting their superior enhanced graphics and playability. Developing casino opportunities at pari-mutuel racetracks is dependent initially upon the enactment of legislation to allow gaming at racetrack facilities. A small number of states, including New Mexico, West Virginia, Delaware, Iowa, Rhode Island and Louisiana have enacted legislation to allow gaming at racetracks and the Company anticipates the trend to continue although there can be no assurance of it.

     The gross profit margin on gaming machine and route operations revenue was 44% in the first quarter 1998 as compared to 48% in 1997. The decrease reflects a combination of higher revenues from chipset, central site equipment and consulting revenue primarily from Australia in 1997. The gross profit margin from route operations revenue was 27% in the first quarter 1998 and 28% in 1997. Revenue from leasing of gaming machines has minimal direct costs. Depreciation expense of gaming machines under lease and revenue share agreements is recorded as a component of depreciation and amortization expense in the Company's consolidated financial statements. Although there can be no assurance given, the Company expects gross profit margin levels to remain above 40% for the segment.

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operation segments decreased by $0.7 million to $6.6 million from $7.3 million in 1997 reflecting a higher level of equipment sales in 1997. Revenue from wagering systems service contracts was $4.0 million in the first quarter 1998 and 1997. Racetrack operation revenue was $2.4 million in the first quarter 1998 and $2.2 million in 1997. Pari-mutuel wagering systems equipment sales were $0.3 million in the first quarter 1998 as compared to $1.2 million in 1997.

     The gross profit from wagering systems service contracts was $1.1 million in the first quarter 1998 compared to $1.6 million in 1997. The higher gross profit level in 1997 reflects the higher level of wagering systems equipment sales in 1997. Gross profit for the racetrack operations was $(0.3) million in the first quarter 1998 as compared to $(0.2) 1997.

     The Company expects the wagering systems segment to remain a significant segment. However, declines in on-track wagering at pari-mutuel facilities has created increased pricing pressures for the Company and its pari-mutuel wagering systems supplier competitors. The Company does not anticipate those pricing pressures to decrease in the near future. Accordingly, the Company plans to maintain profitability by improving customer service while maintaining or reducing operating costs. The Company believes that expansion of video gaming at racetracks could increase attendance and on-track wagering at racetracks. A number of jurisdictions have considered or are considering gaming at racetracks. The Company provides wagering systems and service to over 120 of the approximate 350 pari-mutuel facilities in North America, including Churchill Downs which has consistently set new attendance and wagering records with the Company's wagering system and services.

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming at the racetrack. In March 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the actions of the state's recently appointed board to oversee the gaming and other regulatory matters. While the Company intends to file the necessary licenses and approvals and believes it meets the appropriate criteria and standards, no assurances can be given that the licenses and approvals will be granted. The Company is not aware of any reason it would not receive the necessary licenses or approvals. Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until the third or fourth quarter of 1998. The Company developed architectural plans for casino gaming at the racetrack facility and has begun construction. The Company's investment in the racetrack operations is approximately $19.4 million and current plans call for approximately $8.0 million of additional capital expenditures for facility enhancements, gaming machines and related equipment to be funded from operations.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative ("SG&A") expenses increased by $0.8 million, or 11%, to $8.5 million in the first quarter 1998 from $7.7 million in 1997. The increase reflects the Company's continued increased marketing and business development efforts. The increase was in both the on-line lottery and gaming machine segments. The Company anticipates SG&A expenses to remain at or above current levels given a continuation of strategic business development plans.

Research and Development
------------------------

     In the first quarter 1998, the Company expended $2.6 million on research and development activities as compared to $2.5 million in 1997. In the first quarter 1997 the Company capitalized approximately $0.3 million of software development costs. The Company continues to develop and enhance its central system and gaming and wagering terminal software and games as well as terminal hardware for all three operating segments. A number of software development projects are currently being monitored for technological feasibility and the Company may capitalize additional development costs as the projects continue. Research and development expenditures were 5.1% and 5.7% of consolidated revenues in the first quarters of 1998 and 1997, respectively.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization decreased by $1.2 million to $4.8 million in the first quarter 1998 from $6.0 million in 1997. The decrease is primarily attributable to various extensions of on-line lottery contracts that occurred in 1997. The respective lottery authorities exercised extension options in Delaware, Florida, Minnesota, and South Dakota.

Liquidity and Capital Resources
-------------------------------

     In the first quarter 1998 the Company generated nearly $2.9 million of cash from operations as compared to $11.5 million in 1997. The reduction reflects a number of significant fluctuations in operating assets and liabilities representing a reduction in cash provided by operations. The fluctuations include an increase in inventory levels and decreases in accounts payable and accrued liabilities as well as a decrease in income tax refund receivables offset by decreases in trade accounts receivable. Working capital increased by approximately $6.0 million from December 31, 1997 to $43.1 million at March 31, 1998. Approximately $2.6 million was invested in property, plant and equipment and intangible and other assets in the first quarter 1998 as compared to $2.5 million in 1997. Approximately $1.0 million related to the manufacture, purchase and installation of pari-mutuel wagering equipment by the Company's wagering system segment and approximately $1.0 million for on-line lottery equipment.

     The note payable to EDS arising from the settlement discussed in Note 2 to the Consolidated Financial Statements is secured by certain assets including on-line lottery equipment inventories with a carrying value of approximately $.7 million at March 31, 1998. The note payable ($25.5 million at March 31, 1998) provides for acceleration of payment on the note equal to 30% of the sales price of the equipment as well as proceeds in excess of certain levels from licensing the Company's MasterLink(R) software. The note payable also provides for acceleration payments for a change in control of the Company.

     The Company repaid long-term debt of $2.5 million in the first quarter 1998 including the outstanding term loans with US Bank (formerly known as First Bank N.A.). On February 28, 1998, the Company and US Bank extended the expiration date of the Company's credit facility agreement including the revolving line of credit and bonding program letters of credit to August 31, 1998. The revolving line of credit has $10.0 million available to the Company for working capital.

     The Company, in 1996, was named the successful bidder for a new on-line lottery contract with the Florida Lottery. The award by the Florida Lottery has been unsuccessfully protested by a competitor twice, and the competitor has filed another appeal that has delayed contract negotiations. Under the new contract, AWI would provide services to the Florida Lottery for five more years with options for two extensions of two additional years each. The existing contract had an expiration date of June 30, 1996. AWI is continuing the operation of the current on-line lottery system under the terms of the expired contract under temporary extension expiring the earlier of the award and implementation of a new agreement or through January 1, 2000.

     In November 1997, the Company was awarded a new five-year contract commencing in January 1999 to continue operating the Pennsylvania Lottery. Current estimates of capital necessary to implement a lottery system, under the contract that has been submitted to Pennsylvania Lottery officials for signature, are in the range of $40.0 million over a three year period with as much as $29.0 million by January 1999.

     Also, the Company has begun construction for casino gaming at the racetrack facility in Sunland Park, New Mexico. Current plans call for approximately $8.0 million of capital expenditures for facility enhancements, gaming machines and related equipment over the next several quarters.

     Sizable capital expenditures in excess of current capital sources may be required in advance of any anticipated capital generated by a new Florida or Pennsylvania contract. Furthermore, the Company does not anticipate that any revenues will be generated from casino gaming at Sunland Park until the third or fourth quarter of 1998.

     Accordingly, the Company is seeking additional financing which may or may not include refinancing current long-term debt obligations of the Company. The availability and the terms of additional financing are subject to various uncertainties and the Company can provide no assurance that such financing can be obtained. Historically, cash flow requirements have been met primarily with cash provided by operations, public offerings of equity securities, and with borrowings from financial institutions. Primarily all operating leases are for office and warehousing space as discussed in the Company's 1997 annual report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No significant changes have occurred with regard to legal proceedings as disclosed in Part 1, Item 3, of the Company's December 31, 1997 Form 10-K:

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Listing of Exhibits

          EX-27 Financial Data Schedule (For SEC Use Only)

     b.   Reports on Form 8-K

          None

SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    POWERHOUSE TECHNOLOGIES, INC.



Date:  May 15, 1998                 /S/ SUSAN J. CARSTENSEN
                                    --------------------------------------------
                                    Susan J. Carstensen, Chief Financial Officer
                                    (authorized to sign on behalf of Registrant)