Form 10-Q
period 1998-06-30
POWERHOUSE TECHNOLOGIES INC /DE
filed 1998-08-14
CIK 875459

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)


  X    QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR


          TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


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


115 Perimeter Place, Suite 911
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

Applicable only to corporate issuers:

The number of shares outstanding the issuer's $ .01 per value Common Stock, as of the latest practicable date of June 30, 1998, was 10,816,156 shares.

                          POWERHOUSE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                            Page

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

        Statements of Earnings
        Six Months Ended June 30, 1998 and 1997
        Three Months Ended June 30, 1998 and 1997                              4

        Balance Sheets
        June 30, 1998 and December 31, 1997                                    5

        Statement of Stockholders' Equity
        Six Months Ended June 30, 1998                                         6

        Statements of Cash Flows
        Six Months Ended June 30, 1998 and 1997                                7

        Notes to Consolidated Financial Statements                             8

ITEM 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations                                                         13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk            20


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     20

ITEM 2. Changes in Securities                                                 20

ITEM 3. Defaults Upon Senior Securities                                       20

ITEM 4. Submission of Matters to a Vote of Security Holders                   20

ITEM 5. Other Information                                                     20

ITEM 6. Exhibits and Reports on Form 8-K                                      21

Signatures                                                                    22

     Powerhouse Technologies, Inc. (the "Company") was incorporated in Delaware in May 1991. The Company acts as a holding company for ten active corporations. Unless the context otherwise requires, references to the "Company" or "PTI" refer to Powerhouse Technologies, Inc. and its subsidiaries. References to "AWI" refer to Automated Wagering International, Inc., one of the Company's three principal operating subsidiaries, which provides on-line lottery systems and services primarily to governmental lottery authorities. References to "VLC" refer to Video Lottery Consultants, Inc., another of the Company's three principal operating subsidiaries, which designs, manufactures and markets casino and video lottery gaming machines and central control systems. References to "UWS" or "United Tote" refer to United Wagering Systems, Inc., the Company's third principal operating subsidiary whose operating units provide computerized pari-mutuel wagering systems for horse and greyhound racetracks, off-track betting facilities and jai alai frontons. The Company also owns and operates a racetrack facility in Sunland Park, New Mexico, which is accounted for as part of the UWS operating segment. References to the "Subsidiaries" refer to AWI, VLC, UWS and the other subsidiaries of the Company.

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

                                              PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             STATEMENTS OF EARNINGS
                    (in thousands except for per share data)

                                                              Six Months Ended                      Three Months Ended
                                                                   June 30,                               June 30,
                                                                   --------                               --------
                                                            1998                 1997              1998              1997
                                                            ----                 ----              ----              ----

REVENUES:
   On-line lottery                                         $53,709              48,907            24,445            25,913
   Gaming machine and route operations                      31,166              31,501            16,787            13,762
   Wagering systems and racetrack operations                13,889              14,737             7,302             7,466
                                                           -------              ------            ------            ------
     Total revenues                                         98,764              95,145            48,534            47,141
                                                           -------              ------            ------            ------

COSTS AND EXPENSES:
   On-line lottery                                          33,323              32,312            14,216            17,157
   Gaming machine and route operations                      18,376              16,555            10,330             7,317
   Wagering systems and racetrack operations                10,876              10,904             5,377             5,265
                                                           -------              ------            ------            ------
                                                            62,575              59,771            29,923            29,739
                                                           -------              ------            ------            ------
   Gross profit                                             36,189              35,374            18,611            17,402

   OTHER OPERATING EXPENSES
   Selling, general and administrative                      17,306              15,240             8,780             7,546
   Research and development                                  5,024               4,843             2,459             2,346
   Depreciation and amortization                             9,667              11,841             4,847             5,806
                                                           -------              ------            ------            ------
                                                            31,997              31,924            16,086            15,698
                                                           -------              ------            ------            ------

Earnings from operations                                     4,192               3,450             2,525             1,704
                                                           -------              ------            ------            ------

OTHER INCOME (EXPENSE):
   Interest and other income                                   607                 390               239               155
   Interest expense                                         (1,553)             (2,010)             (763)           (1,016)
                                                           -------              ------            ------            ------
                                                              (946)             (1,620)             (524)             (861)
                                                           -------              ------            ------            ------
Earnings before income taxes and
     extraordinary items                                     3,246               1,830             2,001               843

Income tax expense                                           1,333               1,046               701               343
                                                           -------              ------            ------            ------

Net earnings before extraordinary items                      1,913                 784             1,300               500

Extraordinary gain, net                                        ---              13,269               ---               ---
                                                           -------              ------            ------            ------

Net earnings                                               $ 1,913              14,053             1,300               500
                                                           =======              ======            ======            ======

Net earnings per share (Basic and Diluted):
     Before extraordinary item                                $.18                 .07               .12               .05
     From extraordinary item                                   ---                1.28               ---               ---
                                                              ----                ----              ----              ----
                                                              $.18                1.35               .12               .05
                                                              ====                ====              ====              ====

Weighted average shares:
     Basic                                                  10,567              10,338            10,667            10,254
     Potential Common Stock                                    340                  31               276                52
                                                            ------              ------            ------            ------
     Diluted                                                10,907              10,369            10,943            10,306
                                                            ======              ======            ======            ======


          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                        (in thousands except share data)

                                                                        June 30,        December 31,
                                                                          1998               1997
                                                                          ----               ----

ASSETS
     Current assets:
         Cash and cash equivalents                                     $  8,255             13,772
         Restricted short-term deposits                                   3,078              1,423
         Accounts receivable, net                                        20,687             25,839
         Current installments of notes receivable, net                    3,769              3,192
         Inventories                                                     21,902             15,942
         Prepaid expenses                                                 1,679              1,037
         Deferred income taxes                                           13,423             14,944
                                                                       --------            -------
     Total current assets                                                72,793             76,149
                                                                       --------            -------

     Property, plant and equipment                                      156,385            152,074
         Less accumulated depreciation                                  (94,685)           (88,914)
                                                                       --------            -------
              Net property, plant and equipment                          61,700             63,160
                                                                       --------            -------

     Restricted cash deposits                                               415              2,408
     Notes receivable, excluding current installments                     2,334              2,547
     Goodwill, net                                                        8,905              9,314
     Intangible and other assets, net                                    11,843             11,319
                                                                       --------            -------
                                                                       $157,990            164,897
                                                                       ========            =======
LIABILITIES
     Current liabilities:
         Current installments of long-term debt                        $  4,172              4,381
         Accounts payable                                                 6,565              9,513
         Accrued expenses                                                20,149             25,205
                                                                       --------            -------
              Total current liabilities                                  30,886             39,099
                                                                       --------            -------

     Long-term debt, excluding current installments                      28,788             31,446
     Deferred income taxes                                               11,867             12,206
                                                                       --------            -------
              Total liabilities                                          71,541             82,751
                                                                       --------            -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value.  Authorized 10,000,000
         shares; no shares issued                                           ---                ---
     Series A Junior Preferred stock, $.01 par value, convertible
         non-cumulative.  Authorized 1,912,728 shares                        19                 19
     Common stock, $.01 par value.  Authorized 25,000,000
         shares                                                             114                110
     Paid-in capital                                                     92,980             89,427
     Deferred restricted stock compensation                              (1,384)              (217)
     Accumulated deficit                                                 (5,280)            (7,193)
                                                                       --------            -------
              Total stockholders' equity                                 86,449             82,146
                                                                       --------            -------
                                                                       $157,990            164,897
                                                                       ========            =======

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

----------------------------------------------------------------------------------------------------------------------
                              Series A                                       Restricted                     Total
                             Preferred          Common                         Stock         Accumu-        Stock-
                               Stock             Stock          Paid-in       Compen-         lated        holders'
                             par value         par value        Capital        sation        Deficit        Equity
----------------------------------------------------------------------------------------------------------------------

December 31,
  1997                             $19               110         89,427           (217)       (7,193)        82,146

Net earnings                       ---               ---            ---            ---         1,913          1,913

Restricted stock
 issued                            ---                 1          1,399         (1,400)          ---            ---

Amortization of
  deferred
  restricted stock
  compensation                     ---               ---            ---            233           ---            233

Proceeds from
 sale of common
 stock                             ---                 3          2,154            ---           ---          2,157



                                   ---               ---            ---            ---           ---            ---
                                   ---               ---         ------         ------        ------         ------

June 30,1998                       $19               114        92,980          (1,384)       (5,280)        86,449
                                   ===               ===        ======          ======        ======         ======

----------------------------------------------------------------------------------------------------------------------


1998 Share Data (1)

                                                             Series A                           Common
Balance                                             Preferred Stock Issued                    Stock Issued
-------                                             ----------------------                    ------------

Beginning of period                                          1,912,728                          11,023,406
Restricted Common Stock issued                                     ---                             108,000
Common Stock issued                                                ---                             230,204
                                                             ---------                          ----------

June 30, 1998                                                1,912,728                          11,361,610
                                                             =========                          ==========

(1) 1,912,728 shares of Series A Preferred Stock and 545,454 shares of Common Stock are held in treasury as collateral for a note payable (see Note 2 to consolidated Financial Statements).

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                    1998                1997
                                                                    ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                 $ 1,913              14,053
         Adjustments to reconcile net earnings to net cash
           provided by operating activities:
              Depreciation and amortization                         9,667              11,841
              Extraordinary gain, net                                 ---             (13,269)
              Other, net                                              297                 171
     Changes in operating assets and liabilities:
         Receivables, net                                           4,789               2,038
         Inventories                                               (5,510)              6,481
         Prepaid expenses                                            (642)               (120)
         Accounts payable                                          (2,948)             (1,496)
         Accrued expenses                                          (4,576)              1,894
         Income taxes                                               1,182               4,850
                                                                   ------              ------
Net cash provided by operating activities                           4,172              26,443
                                                                   ------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                      (7,468)             (4,717)
         Expenditures on intangible and other non-current assets   (1,743)               (828)
         Proceeds from sales of equipment                             141                 ---
         Change in restricted cash deposits                           338                   2
                                                                   ------              ------

Net cash used in investing activities                              (8,732)             (5,547)
                                                                   ------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments on notes payable                                ---              (7,650)
         Proceeds from issuance of long-term debt                     ---                 643
         Repayments of long-term debt                              (3,114)             (5,678)
         Proceeds from sale of Common Stock                         2,157                 ---
                                                                   ------             -------

Net cash used in financing activities                                (957)            (12,685)
                                                                   ------             -------

Net increase (decrease) in cash and cash equivalents               (5,517)              8,211

Cash and cash equivalents, beginning of period                     13,772               4,322
                                                                   ------              ------

Cash and cash equivalents, end of period                          $ 8,255              12,533
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

          The   consolidated   balance  sheet  as  of  June  30,  1998  and  the
     consolidated statements of earnings and cash flows for the six-month periods ended June 30, 1998 and 1997 and the consolidated statement of stockholders' equity for the six-month period ended June 30, 1998 have been prepared by the Company in accordance with generally accepted accounting principles ("GAAP"), for interim financial reporting, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. The financial statements have been prepared without audit and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated. The December 31, 1997 consolidated balance sheet was derived from consolidated financial statements audited by KPMG Peat Marwick LLP in connection with the Company's annual audit. For further information see the Company's 1997 Annual Report on Form 10-K.

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

     c.   Accounting Pronouncements Not Yet Adopted

          The American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP), Reporting on the Costs of Start-Up Activities, which requires companies to expense start-up costs (including organization costs) as incurred. The SOP is effective for fiscal years beginning after December 15, 1998 with early adoption permitted. As of June 30, 1998, the Company has capitalized approximately $0.2 million of start-up costs related to the development of a casino in Sunland Park, New Mexico (see Note 6). Current plans for the casino development reflect approximately $1.0 million of anticipated start-up costs. The Company has capitalized start-up costs in conjunction with the implementation of its long-term contracts in the on-line lottery and wagering systems segments. The Company's accounting policy for start-up costs incurred to implement its long-term service contracts is not affected by the SOP.

          Statement of Financial Accounting Standards No. 133 ("Statement 133"), issued June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, . (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. Initial application of it should be as of the beginning of an entity's fiscal quarter. To date the Company has not held any derivative instruments, including certain derivative instruments embedded in other contracts.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     e.   Reclassifications.

          Certain reclassifications have been made to the December 31, 1997amounts to conform to the 1998 presentation. The Company reclassified approximately $3.0 million of estimated taxes payable from a valuation account reducing current deferred tax assets to accrued liabilities.

2.   EXTRAORDINARY ITEM - EDS SETTLEMENT

     In January 1994, Electronic Data Systems Corporation ("EDS") purchased 545,454 shares of the Company's Common Stock and 1,912,728 shares of the Company's Series A Junior Preferred Stock ("Series A Preferred Stock"). In conjunction with the stock sale to EDS in 1994, the Company entered into a ten-year agreement with EDS which, among other things, called for EDS to provide to the Company enhanced computing, communications, system and engineering and field maintenance services under terms of the Company's on-line lottery contracts. In 1996, the Company withheld certain payments to EDS due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the contract with EDS was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other and agreed to transition the EDS services to the Company. The settlement resulted in a net of taxes extraordinary gain on debt extinguishment of approximately $13.3 million ($1.28 per basic and diluted share) for the Company. The terms of the settlement included the redemption by the Company of all of the Common and Series A Preferred Stock owned by EDS, the transfer to the Company of certain inventories and property, plant and equipment used in the provision of EDS services to on-line lottery customers and the extinguishment of approximately $38.0 million of outstanding fees in exchange for a note payable with an initial present value of $26.1 million. The note payable calls for interest payments only through 1998 with provisions for acceleration upon sale of assets securing the note, and principal and interest payments in years three through maturity in 2004. The note is secured by the redeemed Common Stock and Series A Preferred Stock, certain inventories, fixed assets and software technology and carries prepayment provisions upon the disposal of substantially all the assets or stock of the Company or certain of its subsidiaries. The transition of the EDS services and related employees to the Company was completed in 1997.

3.   INVENTORIES

     A summary of inventory follows:

                                                  June 30,          December 31,
                                                    1998                1997
                                                    (000)               (000)
         Manufacturing:
              Raw materials                       $ 9,884               6,703
              Work-in-process                       1,244                 662
              Finished goods                        9,299               7,427
         Customer service and other                 1,475               1,150
                                                  -------              ------
                                                  $21,902              15,942
                                                  =======              ======

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   LONG-TERM DEBT

     A summary of long-term debt, including capitalized lease obligations, follows:

                                                                                       June 30,     December 31,
                                                                                         1998           1997
                                                                                         ----           ----
                                                                                         (000s)         (000s)

     Note payable at implicit rate of prime (8.5%) at December 31, 1997 with interest only payments  through  1998.  Thereafter  due in monthly installments, including interest, through January 2004. Secured by certain inventories, property and equipment, intangible
       assets and treasury stock (See Note 2.)                                          $25,646         25,850
     8.25% note payable in monthly installments including interest,
       through September 2001                                                             4,590          4,940
     7.2% to 12.25% capital lease obligations, due in monthly
       installments of $4,573 to $26,567 including interest
       maturing through April 2002                                                          792          1,152
     9.0% note payable in monthly installments including interest through December 1998, secured by assets leased to others
       (See Note 7.)                                                                      1,931          2,615
     LIBOR (5.58%) at December 31, 1997) plus 3.25% notes payable in equivalent monthly installments of $250,000 plus interest through
       February 1998.  Secured by stock of certain subsidiaries                             ---          1,270
                                                                                        -------         ------

                                                                                         32,959         35,827

     Less current installments                                                            4,171          4,381
                                                                                        -------         ------

     Long-term debt, excluding current installments                                     $28,788         31,446
                                                                                        =======         ======

     The Company maintains a credit facility with U. S. Bank, N. A., (formerly known as First Bank, N.A). In conjunction with the Company's settlement with EDS, effective January 30, 1997 (see Note 2), the credit facility with U. S. Bank, N.A. was amended to, among other things, allow for the pari passu securitization of certain assets of the Company by EDS, extend the maturity date of the revolving line of credit to February 28, 1998, and increase the line of credit from $17.5 million to $19.5 million. At June 30, 1998, $9.5 million of the revolving line of credit is committed under the Company's bonding program and the balance of $10.0 million is available for working capital. The revolving line of credit bears interest at LIBOR (5.6% at June 30, 1998) plus 3.25% and carries a commitment fee of .25% on the unadvanced amount. The credit agreement contains certain restrictive covenants, including leverage and cash flow ratios, restricting a change in control, restricting the payment of dividends and maintaining minimum stockholders' equity. On February 28, 1998, the credit agreement with U. S. Bank was amended to extend the expiration date of the revolving line of credit to August 31, 1998.

     The Company is currently negotiating a $100 million credit facility to replace its credit facility with U. S. Bank, refinance substantially all other long-term debt and provide capital for the implementation of new on-line lottery contracts. The credit facility will not be finalized until completion of due diligence and agreement on definitive terms with respect to the financing. While no assurances can be given that the credit facility will be finalized, management is not aware of any reason to conclude that it will not be finalized.

5.   STOCKHOLDERS' EQUITY

     In February 1998, the Company effected a secondary offering of currently outstanding shares held by an investor group representing approximately 15% of the Company's outstanding common stock

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(approximately 1.5 million shares). Approximately, 220,000 additional shares were issued pursuant to the exercise of an option granted by Company to the underwriters.

6.   COMMITMENTS AND CONTINGENCIES

     The Company has employment agreements with certain of its executive officers that provide for lump sum severance payments and accelerated vesting of options and restricted stock upon termination of employment under certain circumstances or a change in control, as defined.

     The Company is obligated to provide services and/or equipment under certain of its contracts with customers. In addition, the various state on-line lottery and video gaming contracts contain provisions under which the Company may be subject to monetary penalties for central computer downtime, terminal failures, delays in servicing inoperable terminals within specified time periods and ticket stock shortages among other things. The Company accrues estimated liabilities to fulfill the terms of these contracts when a loss is probable and can be reasonably estimated.

     The Company continues to conduct a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed a preliminary plan to address the issue. The Year 2000 issue is pervasive and complex, as virtually every computer system, including the Company's internal systems, systems delivered to customers, and suppliers' systems, will be affected in some way by the rollover of the two-digit year value to "00." Computer systems that do not properly recognize date-sensitive information could generate erroneous data or cause a complete system failure.
The Company believes that, with modification of existing computer systems, updates by vendors and conversion to new software in the ordinary course of its business, the Year 2000 issue will not pose significant operations problems for the Company's computer systems. However, if such modifications and conversions are not completed properly or in a timely manner, or third-party software and systems relied on by the Company fail, the Year 2000 issue could have a material impact on the business and operations of the Company. The costs of modifications and conversions are not anticipated to be material, and will principally represent a re-deployment of existing or otherwise planned resources. No assurance can be given that the Company will successfully avoid any problems associated with the Year 2000 issue.

     The Company typically posts bid, litigation, and performance bonds for on-line lottery contracts. At June 30, 1998, the Company had collateral in support of the various bonds outstanding consisting of $2.0 million of restricted deposits and $7.5 million of irrevocable standby letters of credit. Should the Company fail to meet contractually specified obligations during the contract term, the lottery authority may assess damages and exercise its right to collect on the applicable bond. The Company has had disputes with customers over implementation schedules, deliverables and other issues. The Company works with these customers to resolve these differences; however, should the Company be unable to resolve any disputes in a mutually satisfactory manner, the Company may suffer negative consequences in its relationships with these and other customers and its pursuit of future business. The ultimate cost to the Company of such damages (if any) would be net of its claims under risk management policies in effect as appropriate.

     The Company, in 1996, was named the successful bidder for a new on-line lottery contract with the Florida lottery. The award by the Florida Lottery has been unsuccessfully protested by a competitor twice, and the competitor has filed another appeal that delayed contract negotiations. The previous contract expired on of June 30, 1996. The Company is continuing the operation of the current on-line lottery system under the terms of the expired contract extended to the earlier of the implementation of a new agreement or January 1, 2000. Under the terms of the Florida request for proposal, sizable capital expenditures in advance of any capital generated by a contract, and in excess of current credit facilities, may be required to fulfill its terms.

     The Company has entered into a contract with the Pennsylvania Lottery to replace the contract the Company currently has with the lottery. The current contract expires in December 1998. Sizable capital expenditures in excess of current capital sources are required in advance of any anticipated capital generated by the new Pennsylvania contract. Total capital expenditures anticipated for the Pennsylvania

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


contract implementation are estimated at $46.0 million with approximately $25.0 million anticipated by January 1999.

     The Company is currently negotiating a $100 million credit facility to replace its credit facility with U. S. Bank, refinance substantially all other long-term debt and provide capital for the implementation of new on-line lottery contracts. The credit facility will not be finalized until completion of due diligence and agreement on definitive terms with respect to the financing. While no assurances can be given that the credit facility will be finalized, management is not aware of any reason to conclude that it will not be finalized.

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming at the racetrack. In March, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the actions of the state's recently appointed board to oversee the gaming and other regulatory matters. While the Company intends to file for the necessary licenses and approvals and believes it meets the appropriate criteria and standards, no assurances can be given that the licenses and approvals will be granted. The Company is not aware of any reason it would not receive the necessary licenses or approvals. Consequently, the Company does not anticipate that any revenues will be generated from the approved gaming until the fourth quarter of 1998 at the earliest. The Company developed architectural plans for casino gaming at the racetrack facility and has initiated construction. The Company's investment in the racetrack operations is approximately $19.4 million and current plans call for approximately $7.0 million of additional capital expenditures for facility enhancements, gaming machines and related equipment to be funded from operations.

     A significant percentage of the Company's consolidated revenues are derived from sales to customers in jurisdictions that have enacted legislation permitting various types of gaming. Such enacted legislation may change due to political and economic conditions within the jurisdiction and could have a material adverse effect upon the Company's financial position and results of future operations.

     International sales denominated in foreign currencies accounted for approximately 10% of the Company's consolidated revenues in 1997. Management can give no assurances that changes in currency and exchange rates will not materially affect the Company's revenues, costs, cash flows and business practices and plans. The Company historically has not attempted to hedge the risks of fluctuating exchange rates given the currencies involved and the terms of payment granted to its customers.

     Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, delays in receiving payments on accounts receivable balances, reimbursement approvals (both governmental and private), difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws and regulations. In addition, the Company's foreign operations would be affected by general economic conditions in the international markets in which the Company does business. There can be no assurances that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition, results of operations or cash flows.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Company derives its revenues principally from four business segments in the gaming and wagering industry. Two of the business segments operate in the pari-mutuel wagering market and are combined for financial reporting purposes as the wagering systems and racetrack operations segment. The Company develops, manufactures, sells, services and operates gaming and wagering systems in the on-line lottery, video lottery and casino gaming and pari-mutuel wagering markets.

     Revenues from the on-line lottery segment are generated from the rendering of services and the sale or supply of computerized on-line lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from service contracts. These contracts are typically of at least five years' duration, and are generally based upon a percentage of a lottery's gross on-line lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation and licensing of new on-line lottery systems and sales of lottery terminals and equipment in connection with the expansion of existing lottery programs. The size and timing of these transactions result in variability in product sales revenues from period to period. The segment revenue will also experience fluctuations depending on contract start and end dates and relative sizes of jackpots and the number of terminals on-line and selling tickets in the states which the Company operates. The Company expects on-line lottery services revenue to continue to be a significant component of total revenues. On-line lottery revenue is generated by the Company's AWI subsidiary.

     The Company expects the on-line lottery segment to remain a significant segment of the Company. The segment's growth is dependent upon management's ability to selectively bid and win domestic lottery contracts and aggressively pursue and win international on-line lottery opportunities as well as expand services to existing customers. On-line lottery contracts for a number of state lotteries will re-bid over the next several years. Due to the high cost of procuring new lottery contracts, the Company is targeting states that it believes will establish a bidding process based exclusively on technical capability, price and service. This strategy allows the Company to efficiently allocate its resources so that it may also pursue international growth opportunities. The Company is currently pursuing potential opportunities in a number of international jurisdictions that are expected to implement on-line lottery programs.

     Revenue from the gaming machine and route operations segment consists of sales and lease of gaming machines, sales of parts, central control system hardware and software, service of terminals, license fees, and from the operation of gaming machine routes in video lottery and casino gaming markets. Route operations revenue consists primarily of gaming machine wagers net of pay-outs to patrons and state gaming taxes. Revenue from gaming machine sales is subject to potentially significant fluctuations. If jurisdictions approve legislation for new or expanded gaming operations and if the Company is awarded a contract in any such jurisdictions, the segment may experience a surge in sales revenue that may or may not subsequently decline dramatically depending on the jurisdiction and gaming venue. The Company expects gaming machine and route operations revenue to continue to be a major component of total revenues. Gaming machine revenue is primarily generated by the Company's VLC subsidiary.

     Wagering systems revenue is generated primarily from a contractual percentage of handle processed through computerized pari-mutuel wagering systems from contracts with over 120 horse and dog racing facilities in North America as well as sales and lease of pari-mutuel wagering systems. Racetrack operations revenue is derived from the ownership and operation of a horse racing facility in Sunland Park, New Mexico. While on-track attendance and handle from pari-mutuel wagering in the United States has markedly decreased over the last decade as jurisdictions have legalized other forms of gaming, there has also been a substantial increase in simulcast and off-track betting handle. Due to the volatility within gaming venues during the last several years, the Company cannot predict the magnitude of any resulting effects on this segment of its business. The Company expects wagering systems and racetrack operations revenue to be a significant component of total revenues.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Gross profit for each segment is herein defined as revenues for that segment less the corresponding costs and expenses (excluding depreciation and amortization expense and any special or other charges). Costs and expenses related to on-line lottery revenue include all direct costs and allocated indirect costs involved in operating the on-line lottery equipment in each jurisdiction in which the Company has a contract as well as costs of equipment sales, inclusive of materials, labor and allocated manufacturing overhead. Costs and expenses related to gaming machine revenue include direct costs of production, including labor and allocated manufacturing overhead. Costs and expenses related to route operations include the location's owners' share of the net machine revenues. Costs and expenses related to wagering systems operations include direct and allocated indirect costs associated with the operation of pari-mutuel wagering equipment at the racetracks at which the Company has a contract as well as direct costs of equipment sales.

     Selling, general and administrative expenses ("SG&A") consist of labor costs, professional fees, repairs and maintenance expense, promotion and advertising costs, occupancy and other costs, other than those included in costs and expenses applicable to the determination of gross profit as defined above or research and development as discussed below.

     Research and development ("R&D") costs represent costs incurred to gain and develop new knowledge applicable to the Company's various gaming systems inclusive of software and hardware technology. Included in R&D costs are labor, material, consulting, occupancy and other expenses associated with the R&D efforts. Certain development costs are capitalized in accordance with Statement of Financial Accounting Standards Board Statement No. 86 for certain software developed for sale or lease.

Second Quarter 1998 Compared with Second Quarter 1997
-----------------------------------------------------

     Consolidated revenues increased by $1.4 million, or 3%, to $48.5 million from $47.1 million in the second quarter 1997. The consolidated gross profit increased by $1.2 million, or 7%, to $18.6 million from $17.4 million in the second quarter 1997. Earnings from operations were $2.5 million in 1998 as compared to $1.7 million in 1997. Consolidated net earnings were $1.3 million as compared to $.5 million in the second quarter 1997.

                                 On-line Lottery

     Total revenues from the on-line lottery segment decreased by $1.5 million, or 6% to $24.4 million from $25.9 million in the second quarter 1998. The decrease reflects lower recorded revenues from product sales and installations of on-line lottery systems to customers in Norway and Chile. While revenues from product sales declined in the second quarter 1998 compared to 1997, revenues from a number of the Company's domestic lottery customers increased as a result of higher lottery jackpots, primarily Powerball(R), in the second quarter 1998.

     In the second quarter 1998, revenues from lottery system enhancements and product sales, primarily to international customers in Chile and Norway, were $1.4 million as compared to $4.8 million in 1997. The gross profit on on-line lottery system and equipment sales was 54% in the second quarter 1998 and 36% in 1997.

     Additionally, the Company's on-line lottery system MasterLink(R) affords the Company the ability to develop add-on products and services as well as modify the system for game changes such as the recent change in the Powerball(R) lottery game. Given the maturity of the on-line lottery industry, lottery authorities and service providers are in need of ways to increase lottery ticket sales and reduce costs. While no assurance can be given, the Company expects that its on-going efforts to develop new products and services every year for its existing customers will enhance revenues and reduce operating costs.

     The expiration date of the current contract with the Florida Lottery was extended from June 30, 1996, as a result of a delay of the award of a new contract. On September 2, 1997, the Company was

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

notified by the Florida Lottery that AWI had been selected as the most highly qualified bidder for the award of a new five-year contract. The notification was pursuant to a re-evaluation caused by an earlier protest by a competitor of the Florida Lottery's previous selection of the Company. The competitor (GTECH Holdings Corporation) protested the Florida Lottery's re-selection of the AWI as the most qualified bidder. On March 23, 1998, the Lottery dismissed the protest and re-awarded the contract to the Company. The competitor filed its notice of appeal of this order on March 24, 1998. On January 5, 1998 the Company and the Florida Lottery entered into an interim contract to continue operating the Florida Lottery's on-line system until the earlier of the award and implementation of a new agreement or January 1, 2000. Under the terms of the Florida request for proposal, sizable capital expenditures in advance of any capital generated by a contract, and in excess of current credit facilities, may be required to fulfill its terms. See discussion of credit facilities in Management's Discussion of Liquidity and Capital Resources.

     The gross profit margin for on-line lottery revenues was 42% in the second quarter 1998 as compared to 34% in 1997. The gross profit margin from on-line lottery service revenues was 41% in the second quarter 1998 and 33% in 1997. The increase is partially attributable to the $195.0 million Powerball(R) jackpot experienced in the second quarter 1998. In late 1997 the Multi State Lottery Association ("MUSL") modified the Powerball(R) lottery game to increase the statistical expectation of higher jackpots. Four of the Company's seven on-line lottery contract customers are members of the MUSL, which includes a total of 20 states plus the District of Columbia. The Company is optimistic that the Powerball(R) game modification will result in periodically higher jackpots, which results in higher revenues and gross profit margins to the Company although there can be no assurance that this will happen.

                       Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment increased by $3.0 million, or 22%, to $16.8 million from $13.8 million in the second quarter of 1997. The increase in revenues in the second quarter of 1998 reflects a higher level of gaming machine and related parts sales in the Nevada casino market where the Company began selling gaming machines in mid-1996.
Additionally, the Company sold approximately 200 gaming machines to a pari-mutuel racetrack facility in West Virginia in the second quarter 1998 reflecting the Company's progress in the development of casino opportunities at racetracks.

     Revenue was recognized on delivery of approximately 1,320 units in the second quarter 1998 as compared to 1,060 units in 1997. Revenue from the Company's route operations was $4.3 million in the second quarters of 1998 and 1997. Revenue from leases of gaming machines was $2.0 million in the second quarter 1998 as compared to $2.5 million in 1997. The decrease in revenue from leasing arrangements primarily reflects the reduction in gaming machines under lease from approximately 4,100 units at March 1, 1997 to approximately 3,400 at June 30, 1998. In March 1997, the lease agreements for approximately 2,200 gaming machines with the Oregon Lottery expired. The Lottery exercised an option to purchase 1,375 of the expired lease machines.

     The Company expects the gaming machine and route operation segment to remain a significant segment of the Company's operations. The growth and success of the segment is dependent upon the Company's ability to expand its position in the worldwide video lottery gaming machine market, to continue to penetrate casino markets such as Nevada and New Jersey, and to develop casino opportunities at pari-mutuel racetracks such as the Company's racetrack in Sunland Park, New Mexico. The Company believes that new markets such as South Africa, and the replacement of older gaming machines and systems in Australia and North America will provide for significant future growth opportunities for the Company. Penetration and growth of sales to casino markets is primarily dependent on the Company's ability to gain visibility and acceptance of its gaming machines in the markets while offering a competitive price. The Company believes that its gaming machines are capable of producing greater than average play and net win amounts reflecting their superior enhanced graphics and playability. Developing casino opportunities at pari-mutuel racetracks is dependent initially upon the enactment of legislation to allow gaming at racetrack facilities. A small number of states, including New Mexico, West Virginia, Delaware, Iowa, Rhode Island and Louisiana have enacted legislation to allow gaming at racetracks and the Company anticipates the trend to continue although there can be no assurance of it.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The gross profit margin on gaming machine and route operations revenue was 39% in the second quarter 1998 as compared to 47% in 1997. The decrease reflects a combination of higher revenues from leasing gaming machines and parts sales in the second quarter 1997 coupled with lower gross profit margins attained on sales in the casino market in the second quarter 1998. The gross profit margin from route operations revenue was 27% in the second quarter 1998 and 28% in 1997. Revenue from leasing of gaming machines has minimal direct costs. Depreciation expense of gaming machines under lease and revenue share agreements is recorded as a component of depreciation and amortization expense in the Company's consolidated financial statements. Although there can be no assurance given, the Company expects gross profit margin levels to remain near or above 40% for the segment.

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operation segments decreased by $0.2 million to $7.3 million from $7.5 million in the second quarter 1997. Revenue from wagering systems service contracts was $5.1 million in the second quarters of 1998 and 1997. Racetrack operation revenue was $1.8 million in the second quarters of 1998 and 1997. Sales of pari-mutuel wagering systems equipment were $0.4 million in the second quarter 1998 as compared to $0.6 million in 1997.

     The gross profit margin from wagering systems revenue was 38% in the second quarter 1998 compared to 39% in 1997. The negative gross profit for the racetrack operations in Sunland Park, New Mexico was $(0.2) million in the second quarter 1998 as compared to $(0.1) in 1997.

     The Company expects the wagering systems segment to remain a significant segment. However, declines in attendance at pari-mutuel facilities has created increased pricing pressures for the Company and its competitors. The Company does not anticipate those pricing pressures to decrease in the near future. Accordingly, the Company plans to maintain profitability by improving customer service while attempting to maintain or reduce operating costs. The Company believes that expansion of video gaming at racetracks could increase attendance and on-track wagering at racetracks. A number of jurisdictions have considered or are considering gaming at racetracks. The Company provides wagering systems and service to over 120 of the approximate 350 pari-mutuel facilities in North America.

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of casino style gaming at the racetrack. In March 1997, the legislature of New Mexico voted to allow casino gaming at pari-mutuel racetracks, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the actions of the state's appointed board to oversee the gaming and other regulatory matters. While the Company intends to file the necessary licenses and approvals and believes it meets the appropriate criteria and standards, no assurances can be given that the licenses and approvals will be granted. The Company is not aware of any reason it would not be granted the necessary licenses or approvals.

     The Company does not anticipate that any revenues will be generated from gaming at Sunland Park until fourth quarter of 1998 or first quarter of 1999. The Company developed architectural plans for casino gaming at the racetrack facility and has begun construction. The Company's investment in the racetrack operations is approximately $19.4 million and current plans call for approximately $7.0 million of additional capital expenditures for facility enhancements, gaming machines and related equipment. Included in the capital expenditures for the facility is approximately $1.0 million of start-up expenditures that are subject to the requirements of the AICPA's Statement of Position 98-5(SOP 98-5). SOP 98-5 requires that start-up expenditures be expensed as incurred effective for fiscal years beginning after December 15, 1998 with early application permitted. Accordingly, the start-up expenditures incurred, prior to adoption of SOP 98-5, for the casino will be charged to expense as a cumulative effect of a change in accounting principle net of tax effects.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative ("SG&A") expenses increased by $1.3 million, or 17%, to $8.8 million in the second quarter 1998 from $7.5 million in 1997. The increase reflects the Company's continued increased marketing and business development efforts. The increase was primarily in casino market of the gaming machine segment. The Company anticipates SG&A expenses to remain at or above current levels given a continuation of strategic business development plans.

Research and Development
------------------------

     In the second quarter 1998, the Company expended $2.5 million on research and development activities as compared to $2.3 million in 1997. In the second quarter 1997 the Company capitalized approximately $0.3 million of software development costs. The Company continues to develop and enhance its central system and gaming and wagering terminal software and games as well as terminal hardware for all three operating segments. A number of software development projects are currently being monitored for technological feasibility and the
Company may capitalize additional software development costs as the projects continue. Research and development expenditures were 5.2% and 5.5% of consolidated revenues in the second quarters of 1998 and 1997, respectively.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization decreased by $1.0 million to $4.8 million in second quarter 1998 from $5.8 million in 1997. The decrease is primarily attributable to a reduction in the number of gaming machine terminals under lease with the Oregon Lottery as discussed earlier and extensions of a number of on-line lottery contracts that occurred in 1997. The lottery authorities in Delaware, Florida and South Dakota exercised extension options in 1997 or in the case of Minnesota, executed a new contract using a substantial amount of the equipment from the previous contract. The Company records depreciation expense on equipment placed in service pursuant to on-line lottery contracts over the estimated useful life of the equipment equal to the contract term including exercised extension options.

Six Months Ended June 30, 1998 and 1997
---------------------------------------

     Consolidated revenues increased by $3.6 million, or 4%, to $98.8 million from $95.2 million in the first six months of 1997. The overall gross profit increased by $.8 million, or 2%, to $36.2 million from $35.4 million in the six months ended June 30, 1997. The Company had net earnings before extraordinary items of $1.9 million in the first six months of 1998 as compared to $0.8 million in 1997.

                                 On-line Lottery

     Total revenues from the on-line lottery segment increased by $4.8 million, or 10%, to $53.7 million from $48.9 million in 1997. The increase primarily reflects increased lottery ticket sales for the multi state lottery game Powerball(R) which experienced relatively higher jackpots in the 1998 period. In addition, the Company recorded higher sales of on-line lottery equipment sales in the six months ended June 30, 1998 to customers in Minnesota, Chile and Norway.

     The gross profit margin in the on-line lottery segment was 42% in the first six months of 1998 as compared to 34% in the first six months of 1997. The increase primarily reflects increased lottery ticket sales for Powerball(R) and higher relative gross profit margins on sales of lottery systems equipment and software enhancements. The gross profit margin from on-line lottery equipment and system sales was 37% on $8.3 million of revenue in the first six months of 1998, as compared to gross profit margin of 37% on $5.5 million of revenue in 1997.

                       Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment decreased by $0.3 million, or 1%, to $31.2 million from $31.5 million in the first six months of 1997. The Company experienced notable

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

increases in sales to the Nevada casino market in the first six months of 1998 over 1997 levels. These increases were offset by lower sales in the Quebec video lottery market. Additionally, the Company sold approximately 200 gaming machines to a pari-mutuel racetrack facility in West Virginia in the second quarter 1998 reflecting progress in the development of casino opportunities at racetracks.

     Revenue was recognized on shipments of 2,146 units in the first six months of 1998 as compared to 3,657 units in 1997. In the first six months of 1997, the Company sold approximately 1,400 gaming machines to the Oregon Lottery pursuant to the exercise of an option to purchase the machines contained in the lease agreement with the Oregon Lottery. The lease term on the gaming machines had expired and the Lottery purchased the used terminals at fair value in accordance with the agreement. Absent the sale of previously leased gaming machines, both the number of units and revenue amounts for the six months ended June 30, 1998 would have been comparable.

     Revenue from leasing and revenue sharing arrangements was $4.7 million in the first six months of 1998 as compared to $5.5 million in 1997. The lease term on approximately 2,200 gaming machines leased to the Oregon Lottery expired in March 1997. As discussed above, a significant number of the machines were purchased by the Lottery.

     The gross profit margin from the gaming machine segment was 41% in the first six months of 1998 as compared to 47% in 1997. The reduction primarily reflects lower lease revenue in the 1998 period as well unmatched 1997 sales of chipsets and parts at relatively higher gross profit margins. Management expects gross profit margins from gaming machine and router operations revenues to remain at or above the 40% mark. The gross profit margin from route operations was 27% in the first six months of 1998 and 28% in 1997.

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operation segments combined was $13.9 million in the first six months of 1998 as compared to $14.7 million in 1997. Revenue from wagering systems service contracts was $9.1 million in the first six months of 1998 and 1997. Revenue from sales of wagering systems equipment was $0.7 million in the first six months of 1998 as compared to $1.8 million in 1997. Revenue from the racetrack operations in Sunland Park, New Mexico was $4.2 million in the first six months of 1998 as compared to $4.0 million in 1997.

     The gross profit margin from wagering systems revenue was 35% in the first six months of 1998 and 1997. The gross profit margin on wagering systems service revenue fluctuates from quarter to quarter primarily based on the pari-mutuel racing seasons of customer racetracks. Management does not anticipate any significant increase gross profit margin levels on service revenue in the near future. The gross profit margin from equipment sales of $0.7 million was 42% in the first six months of 1998, as compared to 51% on $1.8 million of sales in 1997. The Company experienced a negative gross profit from the racetrack operations of approximately $0.5 million in the first six months of 1998 and $0.2 million in 1997.

Selling, General and Administrative
-----------------------------------

     Total selling, general and administrative (SG&A) expenses were $17.3 million in the six months ended June 30, 1998 and $15.2 million in 1997. The $2.1 million increase reflects the Company's continued increased marketing and business development efforts and is in line with management's expectations. The increase was primarily in casino market of the gaming machine segment. The Company anticipates SG&A expenses to remain at or above current levels given a continuation of strategic business development plans.

Research and Development
------------------------

     Research and development expense, net of amounts capitalized was $5.0 million in the first six

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

months of 1998 as compared to $4.8 million in 1997. The Company capitalized $0.5 million in the first six months of 1997. Total research and development expenditures approximated 5.1% of consolidated revenues in the first six months of 1998 and 5.6% in 1997.

Liquidity and Capital Resources
-------------------------------

     In the six months ended June 30, 1998 the Company generated nearly $4.2 million of cash from operations as compared to $26.4 million in 1997. The reduction reflects a number of fluctuations in operating assets and liabilities representing a reduction in cash provided by operations. The fluctuations include an increase in inventory levels and decreases in accounts payable and accrued liabilities as well as a decrease in income tax refund receivables offset by decreases in accounts receivable. Working capital increased by approximately $4.9 million from December 31, 1997 to $41.9 million at June 30, 1998. Approximately $9.2 million was invested in property, plant and equipment and intangible and other assets in the first six months 1998 as compared to $5.5 million in 1997. Approximately $3.8 million has been expended for the initial implementation cost of the on-line lottery system in Pennsylvania later this year. Additionally, the wagering systems segment has expended approximately $3.1 million to manufacture and install new tote equipment in 1998. The Company has expended over $0.8 million on the development of the casino at Sunland Park in the first six months of 1998. The Company anticipates expending an additional $7.0 million on the casino development before start-up anticipated in the fourth quarter 1998 or first quarter 1999.

     The note payable to EDS arising from the settlement discussed in Note 2 to the Consolidated Financial Statements is secured by certain assets including on-line lottery equipment inventories with a carrying value of approximately $.7 million at June 30, 1998. The note payable ($25.6 million at June 30, 1998) provides for acceleration of payment on the note equal to 30% of the sales price of the equipment as well as proceeds in excess of certain levels from licensing the Company's MasterLink(R) software. The note also provides for acceleration payments for a change in control of the Company.

     The Company repaid long-term debt of $3.1 million in the six months ended June 30, 1998 including the outstanding term loans with U. S. Bank (formerly known as First Bank N.A.). On February 28, 1998, the Company and U. S. Bank extended the expiration date of the Company's credit facility agreement including the revolving line of credit and bonding program letters of credit to August 31, 1998. The revolving line of credit has $10.0 million available to the Company for working capital.

     The Company is currently negotiating a $100 million credit facility to replace its credit facility with U. S. Bank that expires August 31, 1998, refinance substantially all other long-term debt and provide capital for the implementation of new on-line lottery contracts. The credit facility will not be finalized until completion of due diligence and agreement on definitive terms with respect to the financing. While no assurances can be given that the credit facility will be finalized, management is not aware of any reason to conclude that it will not be finalized.

     The Company, in 1996, was named the successful bidder for a new on-line lottery contract with the Florida Lottery. The award by the Florida Lottery has been unsuccessfully protested by a competitor twice, and the competitor has filed another appeal that has delayed contract negotiations. Under the new contract, AWI would provide services to the Florida Lottery for five more years with options for two extensions of two additional years each. The previous contract expired on June 30, 1996. AWI is continuing the operation of the current on-line lottery system under the terms of the expired contract under temporary extension expiring the earlier of either the implementation of a new agreement or January 1, 2000.

     In November 1997, the Company was awarded a new seven-year contract commencing in January 1999 to continue providing equipment and services to the Pennsylvania Lottery. Current estimates of total capital expenditures for the on-lottery system, under the contract are $46.0 million over a five- year period with as much as $25.0 million expended by January 1999.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No significant changes have occurred with regard to legal proceedings as disclosed in Part 1, Item 3, of the Company's December 31, 1997 Form 10-K.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Company's Annual Meeting of Stockholders was held on June 4, 1998, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 10,802,821 shares of the Company's common stock were outstanding and entitled to vote at the meeting, of which 9,463,074 were present in person or by proxy. At the meeting the following matters were submitted to a vote by the stockholders, with the results indicated below:

        1. Election of three directors to serve until the year 2000 Annual Meeting of Stockholders.

            Nominee                     For                        Withheld
            -------                     ---                        --------

            Richard R. Burt          9,157,467                      335,268
            Patricia Becker          9,198,892                      293,843
            Richard M. Haddrill      9,157,959                      334,776

        2. Amendment to the Company's 1994 Stock Incentive Plan to fix the maximum number of shares that any eligible employee may receive pursuant to the plan at 40% of the maximum number of shares authorized for issuance under the plan.

                For                    Against               Abstained/Not Voted

             8,105,396               1,234,036                      123,642

ITEM 5. OTHER INFORMATION

     In June 1998, the Company filed a statement of claim against the Ontario Lottery Corporation for damages incurred as a result of the Ontario Lottery
Corporation's termination of the request for proposals for video lottery terminals and central system.

     In April 1998, the Company announced that it has received ISO-9002 certification.

     In May 1998, the Company announced that AWI, with its consortium partner Applied Gaming Solutions of Canada Inc., were selected to supply on-line lottery equipment and services for a program in Vietnam. The Contract award for this pilot is expected to provide AWI with approximately $5 million in revenue by the end of 1998, subject to final contract negotiations.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

     In June 1998, the Company announced that its gaming machine division, VLC, has signed a letter of intent to provide its Advanced Gaming System(TM) (AGS) central control system and 4,300 site controllers to Quebec, Canada-based CASILOC Inc. for the monitoring and control of 15,000 gaming machines operated by La Societe des Loteries Video du Quebec Inc. (SLVQ). The software and hardware order, valued at CAD18.7 million, will be delivered over a two-year period and has an additional annual maintenance fee for the next seven years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Listing of Exhibits

          EX-27 Financial Data Schedule (For SEC Use Only)

     b.   Reports on Form 8-K

          On July 1, 1998, the Company filed a current report on Form 8-K to report its announcement that it expects to exceed consensus analysts' estimates for the second quarter ending June 30, 1998 and reporting on the status of its Sunland Park Casino opening and other business developments.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    POWERHOUSE TECHNOLOGIES, INC.



Date:    August 13, 1998            /S/ SUSAN J. CARSTENSEN
                                    --------------------------------------------
                                    Susan J. Carstensen, Chief Financial Officer
                                    and Treasurer (authorized to sign on behalf
                                    of Registrant)