Form 10-Q
period 1998-09-30
POWERHOUSE TECHNOLOGIES INC /DE
filed 1998-11-16
CIK 875459

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)


  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR


       TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
-----
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

Applicable only to corporate issuers:

The number of shares outstanding the issuer's $ .01 per value Common Stock, as of the latest practicable date of September 30, 1998, was 10,818,821 shares.

                          POWERHOUSE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                            Page

PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

          Statements of Earnings
          Nine Months Ended September 30, 1998 and 1997
          Three Months Ended September 30, 1998 and 1997                       4

          Balance Sheets
          September 30, 1998 and December 31, 1997                             5

          Statement of Stockholders' Equity
          Nine Months Ended September 30, 1998                                 6

          Statements of Cash Flows
          Nine Months Ended September 30, 1998 and 1997                        7

          Notes to Consolidated Financial Statements                           8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           14

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk          21


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   21

ITEM 2.   Changes in Securities                                               21

ITEM 3.   Defaults Upon Senior Securities                                     21

ITEM 4.   Submission of Matters to a Vote of Security Holders                 21

ITEM 5.   Other Information                                                   22

ITEM 6.   Exhibits and Reports on Form 8-K                                    22

Signatures                                                                    23

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             STATEMENTS OF EARNINGS
                    (in thousands except for per share data)

                                                               Nine Months Ended                    Three Months Ended
                                                                 September 30,                        September 30,
                                                                 -------------                        -------------
                                                             1998                1997              1998              1997
                                                             ----                ----              ----              ----

REVENUES:
   On-line lottery                                        $ 79,337              71,671            25,628            22,764
   Gaming machine and route operations                      46,353              51,627            15,187            20,126
   Wagering systems and racetrack operations                20,847              21,322             6,958             6,585
                                                          --------             -------            ------            ------
     Total revenues                                        146,537             144,620            47,773            49,475
                                                          --------             -------            ------            ------

COSTS AND EXPENSES:
   On-line lottery                                          47,892              48,244            14,569            15,932
   Gaming machine and route operations                      27,573              28,790             9,197            12,235
   Wagering systems and racetrack operations                15,602              15,300             4,726             4,396
                                                          --------             -------            ------            ------
                                                            91,067              92,334            28,492            32,563
                                                          --------             -------            ------            ------
   Gross profit                                             55,470              52,286            19,281            16,912

   OTHER OPERATING EXPENSES
   Selling, general and administrative                      26,784              22,983             9,478             7,743
   Research and development                                  7,509               7,122             2,485             2,279
   Depreciation and amortization                            14,576              16,943             4,909             5,102
                                                          --------             -------            ------            ------
                                                            48,869              47,048            16,872            15,124
                                                          --------              ------            ------            ------

Earnings from operations                                     6,601               5,238             2,409             1,788
                                                          --------             -------            ------            ------

OTHER INCOME (EXPENSE):
   Interest and other income                                 1,013                 709               406               319
   Interest expense                                         (2,318)             (2,978)             (765)             (968)
                                                          --------             -------            ------            ------
                                                            (1,305)             (2,269)             (359)             (649)
                                                          --------             -------            ------            ------
Earnings before income taxes and
     extraordinary items                                     5,296               2,969             2,050             1,139

Income tax expense                                          (2,216)             (1,595)             (883)             (549)
                                                          --------             -------            ------            ------

Net earnings before extraordinary items                      3,080               1,374             1,167               590

Extraordinary gain, net                                        ---              13,269               ---               ---
                                                          --------             -------            ------            ------

Net earnings                                              $  3,080              14,643             1,167               590
                                                          ========             =======            ======            ======

Earnings per share:
     Basic                                                   $0.29                1.42              0.11              0.06
     Diluted                                                 $0.28                1.41              0.11              0.06
                                                             =====                ====              ====              ====

Weighted average shares:
     Basic                                                  10,602              10,310            10,673            10,255
     Potential Common Stock                                    306                  88               240               237
                                                            ------              ------            ------            ------
     Diluted                                                10,908              10,398            10,913            10,492
                                                            ======              ======            ======            ======

          See accompanying notes to consolidated financial statements.
                                      - 4 -

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                        (in thousands except share data)

                                                                         September 30,       December 31,
                                                                              1998               1997
                                                                              ----               ----
ASSETS
     Current assets:
         Cash and cash equivalents                                         $  8,786             13,772
         Restricted short-term deposits                                       3,482              1,423
         Accounts receivable, net                                            16,402             25,839
         Current installments of notes receivable, net                        4,718              3,192
         Inventories                                                         23,790             15,942
         Prepaid expenses                                                     2,050              1,037
         Deferred income taxes                                                9,926             11,444
                                                                           --------            -------
     Total current assets                                                    69,154             72,649
                                                                           --------            -------

     Property, plant and equipment                                          161,572            152,074
         Less accumulated depreciation                                      (97,620)           (88,914)
                                                                           --------            -------
              Net property, plant and equipment                              63,952             63,160
                                                                           --------            -------

     Restricted cash deposits                                                   413              2,408
     Notes receivable, excluding current installments                         3,299              2,547
     Goodwill, net                                                            8,701              9,314
     Intangible and other assets, net                                        12,854             11,319
                                                                           --------            -------
                                                                           $158,373            161,397
                                                                           ========            =======
LIABILITIES
     Current liabilities:
         Current installments of long-term debt                            $  5,669              4,381
         Accounts payable                                                     6,544              9,513
         Accrued expenses                                                    18,468             21,705
                                                                           --------            -------
              Total current liabilities                                      30,681             35,599
                                                                           --------            -------

     Long-term debt, excluding current installments                          27,647             31,446
     Deferred income taxes                                                   12,263             12,206
                                                                           --------            -------
              Total liabilities                                              70,591             79,251
                                                                           --------            -------

Commitments and contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value.  Authorized 10,000,000
         shares; no shares issued                                               ---                ---
     Series A Junior Preferred stock, $.01 par value, convertible
         non-cumulative.  Authorized 1,912,728 shares                            19                 19
     Common stock, $.01 par value.  Authorized 25,000,000
         shares                                                                 114                110
     Paid-in capital                                                         92,993             89,427
     Deferred restricted stock compensation                                  (1,231)              (217)
     Accumulated deficit                                                     (4,113)            (7,193)
                                                                           --------            -------
              Total stockholders' equity                                     87,782             82,146
                                                                           --------            -------
                                                                           $158,373            161,397
                                                                           ========            =======


          See accompanying notes to consolidated financial statements.
                                      - 5 -

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

----------------------------------------------------------------------------------------------------------------------

                              Series A                                       Restricted                     Total
                             Preferred          Common                         Stock         Accumu-        Stock
                               Stock             Stock          Paid-in       Compen-         lated        holders'
                             par value         par value        Capital        sation        Deficit        Equity
-----------------------------------------------------------------------------------------------------------------------

December 31,
  1997                             $19             110           89,427           (217)       (7,193)        82,146

Net earnings                       ---             ---              ---            ---         3,080          3,080

Restricted stock
 issued                            ---               1            1,399         (1,400)          ---            ---

Amortization of
  deferred
  restricted stock
  compensation                     ---             ---              ---            386           ---            386

Proceeds from
 sale of common
 stock                             ---               2            2,078            ---           ---          2,080

Stock options
 exercised and
 shares issued
 under stock
 purchase plan                     ---               1               89            ---           ---             90
                                   ---             ---           ------          -----         -----         ------

September 30, 1998
                                   $19             114           92,993         (1,231)       (4,113)        87,782
                                   ===             ===           ======         ======        ======         ======
----------------------------------------------------------------------------------------------------------------------



1998 Share Data (1)

                                                Series A                    Common
Balance                                  Preferred Stock Issued          Stock Issued
-------                                  ----------------------          ------------

Beginning of period                            1,912,728                  11,023,406
Restricted Common Stock issued                       ---                     108,000
Common Stock issued                                  ---                     232,869
                                               ---------                  ----------

September  30, 1998                            1,912,728                  11,364,275
                                               =========                  ==========

(1) 1,912,728 shares of Series A Preferred Stock and 545,454 shares of Common Stock are held in treasury as collateral for a note payable (see Notes 2 and 4 to consolidated Financial Statements).

          See accompanying notes to consolidated financial statements.
                                      - 6 -

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                         1998                 1997
                                                                         ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                       $ 3,080              14,642
         Adjustments to reconcile net earnings to net cash
           provided by operating activities:
              Depreciation and amortization                              14,576              16,943
              Extraordinary gain, net                                       ---             (13,269)
              Other, net                                                    323                 211
     Changes in operating assets and liabilities:
         Receivables, net                                                 7,318              (2,678)
         Inventories                                                     (7,367)              7,296
         Prepaid expenses                                                (1,014)               (391)
         Accounts payable                                                (3,008)             (1,371)
         Accrued expenses                                                (6,181)              9,397
         Income taxes                                                     5,323               5,397
                                                                        -------              ------
Net cash provided by operating activities                                13,050              36,177
                                                                        -------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                           (13,439)             (5,824)
         Expenditures on intangible and other non-current asse           (3,278)             (1,511)
         Proceeds from sales of equipment                                   374                  87
         Change in restricted cash deposits                                 (65)                560
                                                                        -------              ------

Net cash used in investing activities                                   (16,408)             (6,688)
                                                                        -------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments on notes payable                                      ---              (7,650)
         Proceeds from issuance of long-term debt                           ---                 643
         Repayments of long-term debt                                    (3,798)             (8,812)
         Proceeds from sale of common stock                               2,170                  56
                                                                        -------             -------

Net cash used in financing activities                                    (1,628)            (15,763)
                                                                        -------             -------

Net (decrease) increase in cash and cash equivalents                     (4,986)             13,726

Cash and cash equivalents, beginning of period                           13,772               4,322
                                                                        -------              ------

Cash and cash equivalents, end of period                                $ 8,786              18,048
                                                                        =======              ======

          See accompanying notes to consolidated financial statements.
                                      - 7 -

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

          The consolidated balance sheet as of September 30, 1998 and the consolidated statements of earnings and cash flows for the nine-month periods ended September 30, 1998 and 1997 and the consolidated statement of stockholders' equity for the nine-month period ended September 30, 1998 have been prepared by the Company in accordance with generally accepted accounting principles ("GAAP"), for interim financial reporting, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. The financial statements have been prepared without audit and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated. The December 31, 1997 consolidated balance sheet was derived from consolidated financial statements audited by KPMG Peat Marwick LLP in connection with the Company's annual audit. For further information see the Company's 1997 Annual Report on Form 10-K.

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

     c. Accounting Pronouncements Not Yet Adopted

          The American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5 (SOP), Reporting on the Costs of Start-Up Activities, which requires companies to expense start-up costs (including organization costs) as incurred. The SOP is effective for fiscal years beginning after December 15, 1998 with early adoption permitted. Accordingly, the Company will adopt the SOP in the fourth quarter 1998 or the first quarter 1999. As of September 30, 1998, the Company has capitalized approximately $0.2 million of start-up costs related to the development of a casino in Sunland Park, New Mexico (see Note 6). Current plans for the casino development reflect approximately $1.0 million of anticipated start-up costs.

          The Company has capitalized start-up costs in conjunction with the implementation of its long-term contracts in the on-line lottery and wagering systems segments. The Company's accounting policy for start-up costs incurred to implement its long-term service contracts is not affected by the SOP.

          Statement of Financial Accounting Standards No. 133 ("Statement 133"), issued June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The Company currently holds no derivative instruments or derivative instruments embedded in other contracts.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     d.   Management Estimates.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

2.   EXTRAORDINARY ITEM - EDS SETTLEMENT

          In January 1994, Electronic Data Systems Corporation ("EDS") purchased 545,454 shares of the Company's Common Stock and 1,912,728 shares of the Company's Series A Junior Preferred Stock ("Series A Preferred Stock"). In conjunction with the stock sale to EDS in 1994, the Company entered into a ten-year agreement with EDS which, among other things, called for EDS to provide to the Company enhanced computing, communications, system and engineering and field maintenance services under terms of the Company's on-line lottery contracts. In 1996, the Company withheld certain payments to EDS due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the contract with EDS was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other and agreed to transition the EDS services to the Company. The settlement resulted in a net of taxes extraordinary gain on debt extinguishment of approximately $13.3 million ($1.28 per basic and diluted share) for the Company. The terms of the settlement included the redemption by the Company of all of the Common and Series A Preferred Stock owned by EDS, the transfer to the Company of certain inventories and property, plant and equipment  used  in  the  provision  of EDS  services  to  on-line  lottery customers and the extinguishment of approximately $38.0 million of outstanding fees in exchange for a note payable with an initial present value of $26.1 million. The note payable was fully paid in October 1998. (See note 4.) The transition of the EDS services and related employees to the Company was completed in 1997.

3.   INVENTORIES

     A summary of inventory follows:

                                         September 30,        December 31,
                                              1998                1997
                                              ----                ----
                                              (000)               (000)
         Manufacturing:
              Raw materials                 $10,715               6,703
              Work-in-process                 1,805                 662
              Finished goods                  9,817               7,427
         Customer service and other           1,453               1,150
                                            -------              ------
                                            $23,790              15,942
                                            =======              ======

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   LONG-TERM DEBT

     A summary of long-term debt, including capitalized lease obligations, follows:

                                                                        September 30,     December 31,
                                                                            1998              1997
                                                                            ----              ----
                                                                           (000s)            (000s)

     Note payable paid in October 1998 (See Note 2.)                      $25,779            25,850
     8.25% note payable in monthly installments including interest,
          through September 2001                                            4,415             4,940
     4.95% to 10.4% various notes and capital lease obligations, due in monthly installments of $4,573 to $26,567 including
          interest maturing through September 2001                            996               584
     9.0% to 12.25% notes payable paid in October 1998                      2,126             3,183
     LIBOR (5.58%) at December 31, 1997) plus 3.25% notes payable
          paid in February 1998                                               ---             1,270
                                                                          -------            ------

                                                                           33,316            35,827

     Less current installments                                              5,669             4,381
                                                                          -------            ------

     Long-term debt, excluding current installments                       $27,647            31,446
                                                                          =======            ======

     In October 1998, the Company completed negotiations for a $100.0 million credit facility with Lehman Brothers, Inc. The credit facility replaces the credit facility with U. S. Bank and, among other things, provides for two $25.0 million term loans maturing in five and six years, respectively, and a revolving line of credit for $50.0 million expiring September 30, 2003. At the Company's option, the credit facility bears interest at a Base Rate approximating prime or LIBOR (approximately 5.4% at the closing date in October 1998) plus an applicable margin percentage. The margin percentage above the LIBOR rate may fluctuate between 1.75% and 2.75% depending on the Company's Consolidated
Leverage  Ratio  as  defined  in the  credit  facility  agreements  collectively referred to as the ("Credit Agreement"). The Company may utilize up to $15.0 million of the $50.0 million revolving line of credit to collateralize its bonding program. Contractual obligations at September 30, 1998 required approximately $8.0 million in outstanding letters of credit. The credit facility carries customary restrictive covenants including but not limited to minimum leverage and cash flow ratios, limitations on domestic and foreign capital investments, restrictions on change in control, restrictions on payments of dividends, maintenance of minimum consolidated net worth, limitations on additional debt, liens and asset dispositions. Upon closing, in October, the Company advanced on the two $25.0 million term loans. The proceeds were used to pay off existing debt of approximately $27.9 million and provide capital for existing commitments to manufacture and implement the on-line lottery system in Pennsylvania and continue the development of the Company's gaming machine casino at the racetrack in Sunland Park, New Mexico.

     The combined maturity of the term loans is as follows:       (000's)

         Year 1                                                    $2,750
         Year 2                                                     2,750
         Year 3                                                     4,000
         Year 4                                                     4,000
         Year 5                                                    12,750
         Year 6                                                    23,750
                                                                   ------
                                                                  $50,000
                                                                  =======

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   STOCKHOLDERS' EQUITY

     In February 1998, the Company effected a secondary offering of currently outstanding shares held by an investor group representing approximately 15% of the Company's outstanding common stock (approximately 1.5 million shares). Approximately 220,000 additional shares were issued pursuant to the exercise of an option granted by Company to the underwriters. In August 1998, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's outstanding Common Stock. In August 1998, the Company entered into an agreement to repurchase 285,000 shares of the Company's Common Stock that closed in October 1998 for approximately $2.3 million.

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

     The Year 2000 issue is pervasive and complex. Virtually every information technology ("IT") system, including the Company's internal systems, systems delivered to customers, and suppliers' systems, as well as non-IT systems will be affected in some way by the rollover of the two-digit year value to "00". Non-IT systems include manufacturing systems and physical facilities including, but not limited to, security systems and utilities. The result could create errors in information or system failures. Recognizing this uncertainty, management has and is continuing to actively analyze, assess and plan for various Year 2000 issues. Management has appointed a task force that reports periodically to the Company's CEO and Board of Directors, and has also engaged outside consultants to assist and advise management in this assessment process.

     The Company's Year 2000 team has completed an inventory of all of its computer systems and technology that may be impacted by Year 2000 issues. The programming and testing of mission critical systems is anticipated to be complete by the end of 1998 and contingency plans are planned for completion by April 1999. The Company plans to replace or upgrade those systems that are identified as non-Year 2000 ready during the remainder of 1998 and calendar 1999 at an incremental cost of approximately $0.5 million. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Although management believes that its efforts will be successful and the costs will be immaterial to its consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a disruption in its business and may have a significant financial impact.

     The Company has evaluated its strategy and legal obligations for any communication to its customers. The Year 2000 readiness of its customers varies, and the Company is encouraging its customers to evaluate and prepare their own systems. In many cases the Company is assisting customers by providing new or modified systems to resolve Year 2000 issues.

     The Company is also assessing the Year 2000 readiness of its key suppliers. The Company's direction in this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. Management plans to complete this part of its Year 2000 readiness plan in the first

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


or second quarter of calendar 1999. As part of the Company's contingency plans, management will, as considered necessary, begin to identify and communicate with alternative suppliers to ensure the continuation of its critical business operations.

     The Company believes that because of modifications already made and current plans for additional modifications of existing computer systems, updates by vendors and conversion to new software, the Year 2000 issue will not pose significant operations problems for the Company. However, if such modifications and conversions are not completed properly or in a timely manner, or third party software and systems relied on by the Company fail, the Year 2000 issue could have a material impact on the business and operations of the Company. The costs of modifications and conversions are not anticipated to be material, and will principally represent a re-deployment of existing or otherwise planned resources. No assurance can be given that the Company will successfully avoid any problems associated with the Year 2000 issue.

     The Company typically posts bid, litigation, and performance bonds for on-line lottery contracts. At September 30, 1998, the Company had collateral in support of the various bonds outstanding consisting of $2.8 million of restricted deposits and approximately $7.5 million of irrevocable standby letters of credit. Should the Company fail to meet contractually specified obligations during the contract term, the lottery authority may assess damages and exercise its right to collect on the applicable bond. The Company has had disputes with customers over implementation schedules, deliverables and other issues. The Company works with these customers to resolve these differences; however, should the Company be unable to resolve any disputes in a mutually satisfactory manner, the Company may suffer negative consequences in its relationships with these and other customers and its pursuit of future business. The ultimate cost to the Company of such damages (if any) would be net of its claims under risk management policies in effect as appropriate.

     In October 1998, the Company announced that AWI and the Department of Lottery of the State of Florida have signed a nine-year agreement under which AWI will provide a new on-line lottery system and related services to the Florida Lottery. The Florida Lottery had originally awarded the contract to AWI in October 1996. Subsequent to the announcement, the losing vendor filed unsuccessful protests, and an attempt to enjoin the contract was rejected by the Florida district court, allowing the parties to negotiate and finalize the terms of the nine-year agreement. The protest is still being pursued by the losing vendor.

     The Company has entered into a contract with the Pennsylvania Lottery to replace the contract the Company currently has with the Pennsylvania Lottery. The current contract expires in December 1998.

     In October 1998, the Company announced that AWI had been selected by the State of Indiana to provide a new on-line lottery system and related services for the Hoosier Lottery.

     Total capital requirements for the Company including Sunland Park is estimated at approximately $90.0 to $100.0 million through the year 2000.

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the implementation of gaming at the racetrack. In March, 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the actions of the state's appointed board to oversee the gaming and other regulatory matters. While the Company is filing for the necessary licenses and approvals and believes it meets the appropriate criteria and standards, no assurances can be given that the licenses and approvals will be granted. The Company is not aware of any reason it would not receive the necessary licenses or approvals. The Company does not anticipate that any revenues will be generated from the approved gaming until the first quarter of 1999. The Company has expended approximately $2.4 million for development of the racetrack facility for casino gaming. The Company's investment in the racetrack operations and casino development

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is approximately $20.0 million and current plans call for approximately $6.0 million of additional capital expenditures for the casino development, gaming machines and related equipment.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company derives its revenues principally from four business segments in the gaming and wagering industry. Two of the business segments operate in the pari-mutuel wagering market and are combined for financial reporting purposes as the wagering systems and racetrack operations segment. The Company develops, manufactures, sells, services and operates gaming and wagering systems in the on-line lottery, video lottery, casino gaming and pari-mutuel wagering markets.

     Revenues from the on-line lottery segment are generated from the rendering of services and the sale or supply of computerized on-line lottery systems and components to government-authorized lotteries. Service revenues are derived primarily from service contracts. These contracts are typically of at least five years' duration with various extension options available to the lottery authority, and are generally based upon a percentage of a lottery's gross on-line lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation and licensing of new on-line lottery systems and sales of lottery terminals and equipment in connection with the expansion of existing lottery programs. The size and timing of these transactions result in variability in product sales revenues from period to period. The segment revenue will also experience fluctuations depending on contract start and end dates and relative sizes of jackpots and the number of terminals on-line and selling tickets in the states which the Company operates. The Company expects on-line lottery services revenue to continue to be a significant component of total revenues. On-line lottery revenue is generated by the Company's AWI subsidiary.

     The Company expects the on-line lottery segment to remain a significant segment of the Company. The segment's growth is dependent upon management's ability to selectively bid and win domestic lottery contracts and aggressively pursue and win international on-line lottery opportunities as well as expand services to existing customers. On-line lottery contracts for a number of state lotteries are anticipated to be up for re-bid over the next several years. Due to the high cost of procuring new lottery contracts, the Company is targeting states that it believes will establish a bidding process based exclusively on technical capability, price and service. This strategy allows the Company to efficiently allocate its resources so that it may also pursue international growth opportunities. The Company is currently pursuing potential opportunities in a number of international jurisdictions that are expected to implement, replace or expand existing on-line lottery programs.

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

     Wagering systems revenue is generated primarily from rendering services pursuant to contracts with over 120 horse and dog racing facilities in North America as well as sales and lease of pari-mutuel wagering systems both domestically and internationally. Service revenues are generally based on a percentage of wagers placed on races. Racetrack operations revenue is derived from the ownership and operation of a horse racing facility in Sunland Park, New Mexico. While on-track attendance and handle from pari-mutuel wagering in the United States has markedly decreased over the last decade as jurisdictions have legalized other forms of gaming, there has also been a substantial increase in simulcast and off-track betting handle. Due to the volatility within gaming venues during the last several years, the

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Company cannot predict the magnitude of any resulting effects on this segment of its business. The Company expects wagering systems and racetrack operations revenue to be a significant component of total revenues.

     Gross profit for each segment is herein defined as revenues for that segment less the corresponding costs and expenses (excluding depreciation and amortization expense and any special or other unusual charges). Costs and expenses related to on-line lottery revenue include all direct costs and allocated indirect costs involved in operating the on-line lottery equipment in each jurisdiction in which the Company has a contract as well as costs of equipment sales, inclusive of materials, labor and allocated manufacturing overhead. Costs and expenses related to gaming machine revenue include direct costs of production, including labor and allocated manufacturing overhead. Costs and expenses related to route operations include the location's owners' share of the net machine revenues. Costs and expenses related to wagering systems operations include direct and allocated indirect costs associated with the operation of pari-mutuel wagering equipment at the racetracks at which the Company has a contract as well as direct costs of equipment sales.

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

Third Quarter 1998 Compared with Third Quarter 1997
---------------------------------------------------

     Consolidated revenues decreased by $1.7 million, or 3.4%, to $47.8 million from $49.5 million in the third quarter 1997. The consolidated gross profit increased by $2.4 million, or 14.2%, to $19.3 million from $16.9 million in the third quarter 1997. Earnings from operations were $2.4 million in 1998 as compared to $1.8 million in 1997. Earnings before depreciation, amortization, interest and taxes were $7.3 million in the third quarter 1998 and $6.9 million in 1997.

                                 On-line Lottery

     Total revenues from the on-line lottery segment increased by $2.8 million, or 12.3% to $25.6 million from $22.8 million in the third quarter 1997. Revenues from the Company's domestic lottery customers increased as a result of higher lottery jackpots, including the multi-state game Powerball(R), in the third quarter 1998, while recorded revenues from product sales and installations of on-line lottery systems to customers in Norway and Chile declined in the third quarter 1998 compared to 1997.

     In the third quarter 1998, revenues from lottery system enhancements and product sales, primarily to international customers in Chile and Norway, were $0.2 million as compared to $2.0 million in 1997.

     In October 1998, the Company announced that AWI and the Department of Lottery of the State of Florida have signed a nine-year agreement under which AWI will provide a new on-line lottery system and related services to the Florida Lottery. The Florida Lottery had originally awarded the contract to AWI in October 1996. Subsequent to the announcement, the losing vendor filed unsuccessful protests, and an attempt to enjoin the contract was rejected by the Florida district court, allowing the parties to negotiate and finalize the terms of the nine-year agreement. The protest is still being pursued by the losing vendor.

     The Company has entered into a contract with the Pennsylvania Lottery to replace the contract the Company currently has with the lottery. The current contract expires in December 1998.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

     In October 1998, the Company announced that AWI had been selected by the State of Indiana to provide a new on-line lottery system and related services for the Hoosier Lottery.

     The Company's on-line lottery system MasterLink(R) affords the Company the ability to develop add-on products and services as well as modify the system for game changes such as the recent change in the Powerball(R) lottery game. These game changes and system enhancements which impact total amounts wagered may result in periodic fluctuations in revenues and gross margins to the Company.

     The gross profit margin for on-line lottery revenues was 43% in the third quarter 1998 as compared to 30% in 1997. The gross profit margin from on-line lottery service revenues was 45% in the third quarter 1998 and 27% in 1997. The increase is partially attributable to the large Powerball(R) jackpot experienced in the third quarter 1998, which contributed to higher levels of wagering and the achievement of operating cost efficiencies. In late 1997 the Multi State Lottery Association ("MUSL") modified the Powerball(R) lottery game to increase the statistical expectation of higher jackpots. Four of the Company's U. S. on-line lottery contract customers are members of the MUSL. The Company believes that the Powerball(R) game modification should result in periodically higher jackpots, which can result in higher revenues and gross profit margins to the Company although there can be no assurance that this will happen.

                       Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment decreased by $4.9 million, or 24%, to $15.2 million from $20.1 million in the third quarter of 1997. The decrease reflects the anticipated effect of the cancellation of the anticipated Ontario video lottery program in April of this year and a $5.6 million sale in Quebec in 1997. Sales in the casino markets, however, continued to increase with over $5.5 million of gaming machine sales in the quarter ended September 30, 1998 compared to $3.9 million in 1997.

     Revenue was recognized on delivery of approximately 994 units in the third quarter 1998 as compared to 1,989 units in 1997.

     Revenue from the Company's route operations was $4.3 million in the third quarter of 1998 and $4.5 million in 1997. Revenue from leases of gaming machines was $2.0 million in the third quarter 1998 as compared to $3.0 million in 1997. The decrease in revenue from leasing arrangements primarily reflects the reduction in gaming machines under lease in 1998 compared to 1997. In March 1997, the lease agreements for approximately 2,200 gaming machines with the Oregon Lottery expired and the Lottery exercised an option to purchase 1,375 of the expired lease machines.

     The Company expects the gaming machine and route operation segment to remain a significant segment of the Company's operations. The growth and success of the segment is dependent upon the Company's ability to expand its position in the worldwide video lottery gaming machine market, to continue to penetrate casino markets such as Nevada and New Jersey, and to develop casino opportunities at pari-mutuel racetracks such as the Company's racetrack in Sunland Park, New Mexico. The Company believes that new markets such as South Africa, and the replacement of older gaming machines and systems in Australia and North America will provide for significant future growth opportunities for the Company. Penetration and growth of sales to casino markets is primarily dependent on the Company's ability to gain visibility and acceptance of its gaming machines in the markets while offering a competitive price. The Company believes that its gaming machines are capable of producing greater than average play and net win amounts reflecting their superior game playability, reliability and enhanced graphics. Developing casino opportunities at pari-mutuel racetracks is dependent initially upon the enactment of legislation to allow gaming at racetrack facilities. A small number of states, including New Mexico, West Virginia, Delaware, Iowa, Rhode Island and Louisiana have enacted legislation to allow gaming at racetracks and the Company anticipates the trend to continue although there can be no assurance of it.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES



     In October 1998, the Company announced that VLC had signed a new contract to provide gaming machine monitoring software to the Independent Gaming Corporation Ltd. (IGC) of South Australia. VLC will upgrade the IGC's current monitoring system technology with VLC's Advanced Gaming System (AGS) which will monitor, control and provide accounting for IGC's 11,000 gaming-machine network. The software order and seven-year maintenance contract is expected to generate in excess of $4 million in revenues for VLC.

     The gross profit margin on gaming machine and route operations revenue was 39% in the third quarters of 1998 and 1997. The gross profit margin from route operations revenue was 28% in the third quarter 1998 and 27% in 1997. Revenue from leasing of gaming machines has minimal direct costs. Depreciation expense of gaming machines under lease and revenue share agreements is recorded as a component of depreciation and amortization expense in the Company's consolidated financial statements. Although there can be no assurance given, the Company expects gross profit margin levels to remain near 40% for the segment.

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operation segments increased by $0.4 million to $7.0 million from $6.6 million in the third quarter 1997. Revenue from wagering systems service contracts was $5.8 million in the third quarter of 1998 and $5.2 million in 1997. Racetrack operation revenue was $1.3 million in the third quarter of 1998 and $1.4 million in 1997. Sales of pari-mutuel wagering systems equipment were $0.8 million in the third quarter 1998 as compared to $0.4 million in 1997.

     The gross profit margin from wagering systems revenue was 39% in the third quarters 1998 and 1997. The racetrack operations in Sunland Park, New Mexico resulted in no gross profit in the third quarter 1998 and $0.2 million in 1997.

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

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is contingent upon the implementation of casino gaming machines at the racetrack. In March 1997, the legislature of New Mexico voted to allow casino gaming at pari-mutuel racetracks, including the Company's racetrack in Sunland Park. The bill allows, among other things, the operation of up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. The implementation of gaming is subject to the timing and satisfaction of conditions of the legislation, including the actions of the state's appointed board to oversee the gaming and other regulatory matters. While the Company intends to file the necessary licenses and approvals and believes it meets the appropriate criteria and standards, no assurances can be given that the licenses and approvals will be granted. The Company is not aware of any reason it would not be granted the necessary licenses or approvals.

     The Company does not anticipate that any revenues will be generated from gaming at Sunland Park until the first quarter of 1999. The Company developed architectural plans for casino gaming at the racetrack facility and has expended approximately $2.4 million on construction. The Company's investment in the racetrack operations is approximately $20.0 million and current plans call for approximately $6.0 million of additional capital expenditures for facility enhancements, gaming machines and related equipment. Included in the capital expenditures for the facility is approximately $1.0 million of start-up expenditures that are subject to the requirements of the AICPA's Statement of Position 98-5

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

(SOP 98-5). SOP 98-5 requires that start-up expenditures be expensed as incurred effective for fiscal years beginning after December 15, 1998 with early application permitted. Accordingly, the start-up expenditures incurred, prior to adoption of SOP 98-5, for the casino will be charged to expense as a cumulative effect of a change in accounting principle net of tax effects in either the fourth quarter 1998 or first quarter 1999.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative ("SG&A") expenses increased by $1.8 million, or 23%, to $9.5 million in the third quarter 1998 from $7.7 million in 1997. The increase reflects the Company's continued increased marketing and business development efforts. The increase was primarily in the casino market of the gaming machine segment and on-line lottery sales initiatives. The Company anticipates SG&A expenses to remain at or above current levels given a continuation of strategic business development plans.

Research and Development
------------------------

     In the third quarter 1998, the Company expended $2.5 million on research and development activities as compared to $2.3 million in 1997. In the third quarter 1997 the Company capitalized approximately $0.2 million of software development costs. The Company continues to develop and enhance its central system and gaming and wagering terminal software and games as well as terminal hardware for all three operating segments. A number of software development projects are currently being monitored for technological feasibility and the Company may capitalize additional software development costs as the projects continue. Research and development expenditures were 5% of consolidated revenues in the third quarters of 1998 and 1997.

Nine Months Ended September 30, 1998 and 1997
---------------------------------------------

     Consolidated revenues increased by $1.9 million, or 1%, to $146.5 million from $144.6 million in the first nine months of 1997. The overall gross profit increased by $3.2 million, or 6%, to $55.5 million from $52.3 million in the nine months ended September 30, 1997. Earnings before interest, depreciation, and amortization and income taxes was $21.2 million in 1998 as compared to $22.1 million in 1997.

                                 On-line Lottery

     Total revenues from the on-line lottery segment increased by $7.6 million, or 11%, to $79.3 million from $71.7 million in 1997. The increase primarily reflects increased lottery ticket sales for the multi state lottery game Powerball(R) which experienced relatively higher jackpots in the 1998 period.

     The gross profit margin in the on-line lottery segment was 40% in the first nine months of 1998 as compared to 33% in the first nine months of 1997. The increase primarily reflects increased lottery ticket sales for Powerball(R) and higher relative gross profit margins on sales of lottery systems equipment and software enhancements. The gross profit margin from on-line lottery equipment and system sales was 34% on $8.5 million of revenue in the first nine months of 1998, as compared to gross profit margin of 43% on $7.5 million of revenue in 1997.

                       Gaming Machine and Route Operations

     Revenue from the gaming machine and route operations segment decreased by $5.2 million, or 10%, to $46.4 million from $51.6 million in the first nine months of 1997. The decrease reflects lower sales in the Quebec video lottery market and the anticipated effect of the cancellation of the anticipated Ontario video lottery program. The Company, however, experienced a notable increase in casino game and system sales with $16.1 million in 1998 compared to $9.5 million in 1997. Additionally, the Company sold approximately 200 gaming machines to a pari-mutuel racetrack facility in West Virginia in the second quarter 1998 reflecting progress in the development of casino opportunities at racetracks.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


     Revenue was recognized on shipments of 3,152 units in the first nine months of 1998 as compared to 5,556 units in 1997. In the first nine months of 1997, the Company sold approximately 1,400 gaming machines to the Oregon Lottery pursuant to the exercise of an option to purchase the machines contained in the lease agreement with the Oregon Lottery.

     Revenue from leasing and revenue sharing arrangements was $6.7 million in the first nine months of 1998 as compared to $8.5 million in 1997. The lease term on approximately 2,200 gaming machines leased to the Oregon Lottery expired in March 1997. As discussed above, a significant number of the machines were purchased by the Oregon Lottery. The remaining terminals have been sold in the ordinary course of business in other video lottery markets after refurbishment.

     The gross profit margin from the gaming machine segment was 41% in the first nine months of 1998 as compared to 44% in 1997. The reduction primarily reflects lower lease revenue in the 1998 period as well unmatched 1997 sales of chipsets and parts at relatively higher gross profit margins. To date, the Company has experienced lower gross profit margins on sales in casino gaming markets. Management expects gross profit margins from gaming machine and route operations revenues to remain near the 40% level. The gross profit margin from route operations was 27% in the first nine months of 1998 and 28% in 1997.

                    Wagering Systems and Racetrack Operations

     Revenue from the wagering systems and racetrack operation segments combined was $20.8 million in the first nine months of 1998 as compared to $21.3 million in 1997. Revenue from wagering systems service contracts was $14.0 million in the first nine months of 1998 and $13.8 in 1997. Revenue from sales of wagering systems equipment was $1.3 million in the first nine months of 1998 as compared to $2.1 million in 1997. Revenue from the racetrack operations in Sunland Park, New Mexico was $5.5 million in the first nine months of 1998 as compared to $5.4 million in 1997.

     The gross profit margin from wagering systems revenue was 36% in the first nine months of 1998 and 37% in 1997. The gross profit margin on wagering systems service revenue fluctuates from quarter to quarter primarily based on the pari-mutuel racing seasons of customer racetracks. Management does not anticipate any significant increase selling, general and administrative gross profit margin levels on service revenue in the near future. The gross profit margin from equipment sales of $1.3 million was 31% in the first nine months of 1998, as compared to 49% on $2.1 million of sales in 1997. The Company experienced a negative gross profit from the racetrack operations of approximately $0.5 million in the first nine months of 1998 and $0.1 million in 1997.

Selling, General and Administrative
-----------------------------------

     Total SG&A expenses were $26.8 million in the nine months ended September 30, 1998 and $23.0 million in 1997. The $3.8 million increase reflects the Company's continued increased marketing and business development efforts and is in line with management's expectations. The increase was primarily in the casino market of the gaming machine segment and on-line lottery sales initiatives. The Company also suffered losses on foreign currency exchange rate changes over 1997 levels. The Company anticipates SG&A expenses to remain at or above current levels given a continuation of strategic business development plans.

Research and Development
------------------------

     Research and development expense, net of amounts capitalized was $7.5 million in the first nine months of 1998 as compared to $7.1 million in 1997. The Company capitalized $0.8 million in the first nine months of 1997. Total research and development expenditures approximated 5.1% of consolidated revenues in the first nine months of 1998 and 5.5% in 1997.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


Depreciation and Amortization
-----------------------------

     Depreciation and amortization decreased by $2.3 million to $14.6 million in the nine months ended September 30, 1998 from $16.9 million in 1997. The decrease is primarily attributable to a reduction in the number of gaming machine terminals under lease with the Oregon Lottery as discussed earlier and extensions of a number of on-line lottery contracts that occurred in 1997. The lottery authorities in Delaware, Florida and South Dakota exercised extension options in 1997 or in the case of Minnesota, executed a new contract using a substantial amount of the equipment from the previous contract. The Company records depreciation expense on equipment placed in service pursuant to on-line lottery contracts over the estimated useful life of the equipment equal to the contract term including exercised extension options.

Liquidity and Capital Resources
-------------------------------

     In the nine months ended September 30, 1998 the Company generated approximately $13.1 million of cash from operations as compared to $36.2 million in 1997. The reduction reflects a number of fluctuations in operating assets and liabilities representing a reduction in cash provided by operations. The fluctuations include an increase in inventory levels and decreases in accounts payable and accrued liabilities as well as a decrease in income tax refund receivables offset by decreases in accounts receivable. Working capital increased by approximately $1.4 million from December 31, 1997 to $38.5 million at September 30, 1998. Inventories increased by $7.8 million in the nine months ended September 30, 1998, reflecting an expansion of the Company's gaming machine product line and casino market penetration efforts. The Company considers the investment in the expanded product line to be recoverable; however, no assurance can be given that customers and gaming patrons will prefer the new products.

     Approximately $16.7 million was invested in property, plant and equipment and intangible and other assets in the first nine months 1998 as compared to $7.3 million in 1997. Approximately $6.5 million has been expended for the initial implementation cost of the on-line lottery system in Pennsylvania in 1998. Additionally, the wagering systems segment has expended approximately $3.6 million to manufacture and install new tote equipment in 1998. The Company has expended approximately $2.4 million on the development of the casino at Sunland Park in the first nine months of 1998. The Company anticipates expending an additional $6.0 million on the casino development before start-up anticipated in the fourth quarter 1998 or first quarter 1999.

     In October 1998, the Company announced that AWI and the Department of Lottery of the State of Florida have signed a nine-year agreement under which AWI will provide a new on-line lottery system and related services to the Florida Lottery. The Florida Lottery had originally awarded the contract to AWI in October 1996. Subsequent to the announcement, the losing vendor filed unsuccessful protests, and an attempt to enjoin the contract was rejected by the Florida district court, allowing the parties to negotiate and finalize the terms of the nine-year agreement. The protest is still being pursued by the losing vendor.

     The Company has entered into a contract with the Pennsylvania Lottery to replace the contract the Company currently has with the lottery. The current contract expires in December 1998.

     In October 1998, the Company announced that AWI had been selected by the State of Indiana to provide a new on-line lottery system and related services for the Hoosier Lottery.

     Total capital requirements for the Company including Sunland Park is estimated at approximately $90.0 to $100.0 million through the year 2000. The Company expects to fund these capital requirements as well as the Sunland Park casino development through a combination of the new credit facility and cash flow from operations; however, the Company cannot provide assurance that anticipated cash flows will be adequate.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

     In October 1998, the Company completed negotiations for a $100.0 million credit facility with Lehman Brothers, Inc. The credit facility replaces the credit facility with U. S. Bank and, among other things, provides for two $25.0 million term loans maturing in five and six years, respectively, and a revolving line of credit for $50.0 million expiring September 30, 2003. At the Company's option, the credit facility bears interest at a Base Rate approximating prime or LIBOR (approximately 5.4% at the closing date in October 1998) plus an applicable margin percentage. The margin percentage above the LIBOR rate may fluctuate between 1.75% and 2.75% depending on the Company's Consolidated
Leverage  Ratio  as  defined  in the  credit  facility  agreements  collectively referred to as the ("Credit Agreement"). The Company may utilize up to $15.0 million of the $50.0 million revolving line of credit to collateralize its bonding program. Contractual obligations at September 30, 1998 required approximately $8.0 million in outstanding letters of credit. The credit facility carries customary restrictive covenants including but not limited to minimum leverage and cash flow ratios, limitations on domestic and foreign capital investments, restrictions on change in control, restrictions on payments of dividends, maintenance of minimum consolidated net worth, limitations on additional debt, liens and asset dispositions. Upon closing, in October, the Company advanced on the two $25.0 million term loans. The proceeds were used to pay off existing debt of approximately $27.9 million and provide capital for existing commitments to manufacture and implement the on-line lottery system in Pennsylvania and continue the development of the Company's gaming machine casino at the racetrack in Sunland Park, New Mexico.

     The Company repaid long-term debt of $3.8 million in the nine months ended September 30, 1998 including the outstanding term loans with U. S. Bank .

     In February 1998, the Company effected a secondary offering of currently outstanding shares held by an investor group representing approximately 15% of the Company's outstanding common stock (approximately 1.5 million shares). Approximately, 220,000 additional shares were issued pursuant to the exercise of an option granted by Company to the underwriters. In August 1998, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's outstanding Common Stock. In October, the Company repurchased 285,000 shares for approximately $2.3 million.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     No significant changes have occurred with regard to legal proceedings as disclosed in Part 1, Item 3, of the Company's December 31, 1997 Form 10-K, except for the following:

     In August 1998, the U. S. District Court, South District of New York dismissed, without prejudice, the action filed against the Company and AWI by MR International, Inc. and American Lottery Systems.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 5.   OTHER INFORMATION

     In September 1998, the Company announced the appointment of Christer Roman, Senior Vice President of Product and Business Development, and Alan Rassaby, Senior Vice President of Legal and Administration.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     a.   Listing of Exhibits

          10.1 Credit Agreement and related documents among Powerhouse Technologies, Inc., Lehman Brothers Inc., Lehman Commercial Paper Inc., and Canadian Imperial Bank of Commerce dated as of October 9, 1998

          EX-27 Financial Data Schedule (For SEC Use Only)

     b.   Reports on Form 8-K

     On July 1, 1998, the Company filed a current report on Form 8-K to report its announcement that it expects to exceed consensus analysts' estimates for the second quarter ending June 30, 1998 and reporting on the status of its Sunland Park Casino opening and other business developments.

     On August 19, 1998, the Company filed a current report on Form 8-K to report announcement of agreement for a $100 million credit facility arranged and syndicated by Lehman Brothers, Inc.

     On August 31, 1998, the Company filed a current report on Form 8-K to report that pursuant to a letter agreement with U. S. Bank National Association, formerly known as First Bank National Association, the Company's existing credit facility had been extended through October 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          POWERHOUSE TECHNOLOGIES, INC.



Date:  November 13, 1998  /S/ Susan J. Carstensen
                          ------------------------------------------------------
                          Susan J. Carstensen, Chief Financial Officer and Treasurer (authorized to sign on behalf of Registrant)