Form 10-K405
period 1998-12-31
POWERHOUSE TECHNOLOGIES INC /DE
filed 1999-03-31
CIK 875459

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                              ---------------------

                                    FORM 10-K

(Mark One)
  X   Annual Report pursuant  to Section 13 or 15(d) of the Securities  Exchange
-----
      Act of 1934 for the  fiscal  year ended  December 31, 1998 or

      Transition  Report  pursuant  to Section  13 or  15(d)  of  the Securities
-----
      Exchange Act of 1934 for the transition period from          to

Commission file number 0-19322

                          POWERHOUSE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                              ---------------------

         Delaware                                                     81-0470853
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                 entification No.)

115 Perimeter Place, Suite 911
Atlanta, Georgia                                                           30346
(Address of principal executive offices)                              (Zip Code)

                                 (770) 481-1800
              (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1999, was approximately $156,688,000 (based on the last sale price of such stock as reported by NASDAQ National Market System on such date).

     The number of shares outstanding of the registrant's common stock, $.01 par value ("Common Stock"), as of March 1, 1999, was 10,622,958.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----

ITEM 1.  Business                                                              3
ITEM 2.  Properties                                                           29
ITEM 3.  Legal Proceedings                                                    29
ITEM 4.  Submission of Matters to a Vote of Security Holders                  29

                                     PART II

ITEM 5.  Market for Registrant's Common Equity
              and Related Stockholder Matters                                 30
ITEM 6.  Selected Financial Data                                              31
ITEM 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             33
ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk           42
ITEM 8.  Financial Statements and Supplementary Data                          42
ITEM 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                          63

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant                   63
ITEM 11. Executive Compensation                                               66
ITEM 12. Security Ownership of Certain Beneficial
              Owners and Management                                           70
ITEM 13. Certain Relationships and Related Transactions                       71

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                         72

Signatures                                                                    74

                                     PART I

ITEM 1. BUSINESS

     Powerhouse Technologies, Inc. (the "Company") was incorporated in Delaware in May 1991. The Company acts as a holding company for several active corporations. Unless the context otherwise requires, references in the form 10-K for fiscal year ended December 31, 1998 ("Form 10-K") to the "Company" or "PTI" refer to Powerhouse Technologies, Inc. and its subsidiaries; references to "AWI" refer to Automated Wagering International, Inc., one of the Company's four principal operating subsidiaries, which provides on-line lottery systems and services primarily to governmental lottery authorities; references to "VLC" refer to VLC, Inc., another of the Company's principal operating subsidiaries, which develops, manufactures and markets video lottery and casino gaming machines and central control systems; references to "United Tote" refer to the Company's third principal operating segment whose operating units provide computerized pari-mutuel wagering systems for horse and greyhound racetracks, off-track betting facilities and jai alai frontons. References to "Sunland Park" mean Nuevo Sol Turf Club, Inc., the Company's fourth principal operating subsidiary which owns and operates a racetrack facility in Sunland Park, New Mexico. References to the "Subsidiaries" refer to AWI, VLC, United Tote, Sunland Park and the other subsidiaries of the Company. The Company's principal executive offices are located at 115 Perimeter Place, Suite 911, Atlanta, Georgia 30346, and its telephone number is (770) 481-1800.

Note on Forward-looking Statements
----------------------------------

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

Certain Recent Developments
---------------------------

     On March 10, 1999 the Company, Anchor Gaming ("Parent") and Anchor Powerhouse Acquisition Corporation, a wholly-owned subsidiary of Parent ("Merger Sub") announced that they had entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for, among other things, the merger of the Merger Sub with and into the Company, with the Company thereupon becoming a wholly-owned subsidiary of Parent (the "Merger"). The Merger has been approved by the Boards of Directors of the Company, Parent and Merger Sub.

     Pursuant to the Merger Agreement, each outstanding share of common stock, par value of $.01 per share, of the Company will be converted into the right to receive cash in the amount of $19.50.

     The transaction is expected to be completed in the third quarter 1999. It is subject to customary conditions, including the absence of any adverse material changes to the finances of the Company between signing and closing of the merger, clearance under the Hart-Scott-Rodino Antitrust Improvements Act and the grant of permits or approvals in some key jurisdictions in which the Company operates. The Merger is also subject to approval by the Company's stockholders.

     In connection with the Merger Agreement, directors and executive officers of the Company have entered into or agreed to enter into voting agreements with Parent (each a "Voting Agreement") pursuant to which such directors and officers, among other things, have agreed to vote an aggregate of approximately 4.4% of the Company's outstanding shares in favor of the Merger.

     On February 22, 1999, the Company opened its casino at the Sunland Park Racetrack & Casino in New Mexico.

     In March 1999, the Company announced that AWI and the Lottery had renegotiated and signed an amended contract under which AWI will provide an on-line lottery system and related services to the Florida Lottery. A decision by the Lottery not to join the multi-state game Powerball(R) necessitated the renegotiation of the contract entered into in October 1998. Under the amended contract, the Company will design, install and operate a new statewide on-line lottery system for an initial term of five years and three months, with two, two-year renewal options. The Company estimates that revenues from the contract over the initial 63-month period will be approximately $200 million. AWI will be compensated at a base rate of on-line sales, and, if on-line ticket sales exceed targeted amounts, an additional incentive rate. The October 1998 contract between AWI and the Department of Lottery of the State of Florida was for a nine-year term. The Lottery had originally awarded the contract to AWI in October 1996 after a competitive procurement process in which the Lottery's evaluation committee judged AWI the most highly qualified vendor based on its superior technology and lower cost. Subsequent to the announcement of the contract award in 1996, the losing vendor filed two consecutive protests, both of which were rejected, resulting in a final order from the Lottery awarding the contract to AWI in March 1998. A further attempt by the losing vendor to enjoin the contract was rejected by the Florida district court, allowing the parties to negotiate and finalize the terms of the nine-year agreement.

     In January 1999, the Company announced the formal adoption of a corporate responsible gaming policy and program at the December meeting of its Board of Directors in Las Vegas. As a matter of policy, the Company has actively committed to promote responsible gaming with its employees, customers and the public as well as support those agencies and programs dedicated to researching, preventing and treating problem gambling.

     In January 1999, VLC received an order to provide 1,000 gaming machines to Tattersall's Gaming Pty. Ltd., Australia. Total revenue over the life of the contract is estimated to be approximately $8.7 million. Initially, 250 machines are scheduled to be delivered in the third quarter of 1999. The final 750 machines will be delivered in early 2000, and are subject to agreed performance criteria.

     In December 1998, AWI was selected by the Swiss Sport-Toto Gesellschaft (on behalf of the Switzerland consortium Gesellschaft Schweizer Zahlenlotto) to provide a MasterLink(TM) on-line lottery system. The single system will run three state-sanctioned regional lotteries and one national sports lottery in Switzerland. Final contract negotiations on the project scope and specific services are anticipated to be completed in the second quarter 1999. The Company estimates that the software order will generate a minimum of $7 million of revenue. Implementation is scheduled to be completed in 2000. In the first phase, AWI's MasterLink(TM) system will run on-line lotto games, data management and Internet gaming and, in a further phase, instant ticket game accounting for the involved lotteries, interfacing with 3,750 on-line terminals and several thousand instant ticket terminals throughout Switzerland. The program will incorporate new PC-based touchscreen terminals manufactured by Siemens Nixdorf Retail and Banking Systems GmbH, Paderborn, Germany. The Lottery Solutions Division of Siemens Nixdorf in Konstanz, Germany, will develop the interface to the MasterLink(TM) system, in a joint effort with AWI.

     In November 1998, the Company was selected by the South Dakota Lottery to provide both the on-line lottery and video lottery central systems and services. In March 1999, the Company and the South Dakota Lottery entered into the new contract for an initial term of seven years, with extension options for up to an additional three years. The new contract will continue the Company's nine-year relationship with the South Dakota Lottery. AWI has been the on-line system supplier for the South Dakota Lottery since the inception of the state's on-line games in 1990. VLC supplied the world's first video lottery central control system to South Dakota in 1989, which will now be replaced with the Company's new, next-generation Advanced Gaming System. In addition, VLC has sold 7,500 video lottery gaming machines to licensed operators and locations in South Dakota since 1989.

     In October 1998, AWI was selected by the Hoosier Lottery to provide a new on-line lottery system and related services for the state of Indiana. The decision by the Lottery was the result of a competitive procurement in which several companies participated. In January 1999, AWI signed a contract with the Hoosier Lottery of the State of Indiana to provide the on-line lottery system, terminals and system operation for seven years with extension options for up to an additional three years. Revenues from the initial seven-year contract are estimated to exceed $80 million. AWI will install its MasterLink(TM) Advanced Gaming System along with approximately 4,000 lottery retailer terminals. The scheduled date for completion of the conversion to the new AWI system from the Lottery's current vendor is August 29, 1999.

     In June 1998, the Company announced that its gaming machine division, VLC, had signed a letter-of-intent which resulted in a contract to provide its Advanced Gaming System (TM) (AGS) central control system and 4,300 site controllers to Quebec, Canada-based CASILOC Inc. for the monitoring and control of 15,000 machines operated by La Societe des Loteries Video du Quebec Inc.
(SLVQ).

     In May 1998, the Company announced that AWI had signed a contract with the Pennsylvania Lottery to provide an on-line system and related services for seven years through December 2005, with extension options for up to an additional three years. Revenues from the contract are estimated at $276 million for the initial seven years. The new agreement continues AWI's 21-year relationship with Pennsylvania as its on-line lottery system supplier. The Pennsylvania Lottery announced the contract award in November 1997 after a competitive bidding process in which the Pennsylvania Lottery review committee ranked AWI's proposal superior.

                             Business of the Company
                             -----------------------

Powerhouse Technologies, Inc.
-----------------------------

     Powerhouse is a diversified technology and entertainment company that develops, supplies, and operates lottery, gaming and pari-mutuel wagering systems and equipment worldwide. The Company conducts its operations primarily through three technology divisions and one operations division: lottery systems
(AWI), gaming machines and systems (VLC), pari-mutuel systems (United Tote) and gaming operations (Sunland Park and route operations). The Company's primary markets for its broad product line include the on-line lottery, video lottery, casino gaming and pari-mutuel wagering markets.

     The  following   table  depicts  the  operating   segments  and  recognized
subsidiaries of the Company:

     Lottery systems             -- Automated Wagering International, Inc. (AWI)
     Gaming machines and systems -- VLC, Inc. (VLC)
                                    VLC of Nevada, Inc.
     Pari-mutuel systems         -- United Tote Company
                                    United Tote Canada
     Gaming operations           -- Nuevo Sol Turf Club, Inc. (d/b/a Sunland
                                         Park Racetrack & Casino)
                                    Route operations (Raven's D & R Music, Inc.,
                                         Automation First, Inc. and Automatic
                                         Music Service of Billings, Inc.)

Lottery Systems -- AWI
----------------------

     AWI develops, manufactures, installs and operates on-line computer-based systems and presently operates lottery systems for seven state lotteries. A lottery system consists of terminals located in numerous retail outlets, a telecommunications network, a central computer system and communications equipment software as well as the software to operate the system and process sales and validation of lottery game tickets. In the United States, AWI's products and services are typically marketed to lottery authorities through long-term contracts, awarded through a competitive bidding process. AWI typically maintains ownership of the lottery system and operates it for the state in return for a percentage of lottery ticket sales. In foreign jurisdictions, lottery equipment and systems are often sold and related software is licensed to lottery authorities. Internationally, AWI has sold to and currently supports and/or maintains lottery systems for customers in Canada, Chile and Norway. The Company has also recently been awarded contracts in Switzerland and Vietnam. Delivery to Vietnam began in the fourth quarter 1998.

     Governments in approximately 80 countries have authorized lottery games, such as lotto, numbers and keno as well as instant "scratch-off" games, primarily as a means of generating non-tax revenues. In the United States, lottery revenues are frequently designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. Many states have become increasingly dependent on their lotteries, as revenues from lottery ticket sales have become a significant source of funding for designated programs. In fiscal 1970, only two states had authorized traditional lotteries, selling an aggregate of $49.2 million in tickets. As of the end of 1998, 38 jurisdictions in the United States were operating lottery systems, with aggregate lottery sales in excess of $35 billion. Worldwide lottery sales, excluding North America, exceeded $81 billion in 1997.

     There are many types of government-authorized lotteries in the world. The Company categorizes traditional (as opposed to video) lottery systems into two principal groups: "on-line" and "off-line."

     An on-line lottery system is generally used to conduct games such as lotto, sports pools, daily numbers and keno in which lottery players make their own selections. Various games of chance are offered involving the selection of numbers from a field of possible numbers. A lottery player requests the desired numbers and purchases the lottery ticket from the clerk-activated terminal provided by the Company or other lottery vendor to a lottery ticket retailer. The amount wagered, also commonly referred to as "handle", per transaction is determined by individual lottery authorities and is usually $.50 to $1.00 per wager. The lottery terminals are typically located in high-traffic retail outlets, such as newsstands, convenience stores, gas stations, food stores, tobacco shops and liquor stores, which are selected by the lottery authorities to sell tickets on the lottery authority's behalf. The data is entered either manually by keyboard or automatically through a mark sense reader or scanner. The wager information is then transmitted via communication lines to the central computer system where the information is verified, recorded and stored. Winners are able to claim their prizes within minutes of the drawing of the winning number for the game selected.

     Off-line lotteries feature games which are not computerized and typically feature instant ticket games in which players remove coatings from pre-printed tickets ("scratchers"), which account for substantially all of the off-line lottery sales in the United States. Outside of the United States, off-line lotteries may also include traditional games (numbers, lotto, etc.) which are offered through a manual, off-line system. Players' selections are accumulated and delivered to a central processing location where the bets are entered into the computer. Many foreign countries have government-operated or privately licensed lotteries. Over 200 lotteries are operating worldwide.

     There are several advantages to on-line lotteries as compared to off-line lotteries. Most importantly, wagers can be accepted and processed by an on-line lottery system until minutes before a drawing. In cases where a large prize has attracted substantial wagering interest, the extended sales period increases the potential for higher lottery revenue. Unlike instant games or scratchers, where the number of winning tickets and amount of awards must be determined in advance, on-line lotteries allow for the rollover of lottery jackpots. In addition, on-line lottery systems provide greater reliability and security than either off-line numbers games or scratchers, allow a wider variety of games to be offered, and automate accounting and administrative procedures which are otherwise performed manually. Instant ticket game revenues have been growing at a faster rate than total domestic U. S. lottery revenues because of relatively higher payout percentages and the increasing automation of instant ticket validation and accounting systems. Such games compete with the on-line games provided by the Company's systems.

     Typically 50% of the gross handle of a domestic lottery is returned to the players in the form of prizes. Approximately 15% is used to fund the operations of the lottery, including the expenses of the lottery authority, costs of advertising, payments to point-of-purchase retailers and payments to vendors such as AWI. The remaining amount, approximately 35%, is available to the state to support specific public programs or as a contribution to the state's general fund.

     In the United States, products and services are typically marketed to lottery authorities through long-term contracts, awarded through a competitive bidding process pursuant to which the vendor supplies, installs and operates the lottery system for the state or jurisdiction in return for a percentage of ticket sales. The vendor typically retains title to the lottery system. Once a contract is awarded to a lottery vendor, that vendor is typically the sole provider of on-line lottery services and operations to that jurisdiction for a specified time period within a defined geographic territory.

     The international market, as well as a minority of United States jurisdictions, is typically characterized by lottery system sales in addition to long-term contracts. The Company or other vendor develops and installs the lottery system and trains lottery personnel in the operation of the system for a fixed or fixed plus percentage of handle fee. Other add-on services, such as system enhancements, equipment maintenance and ticket stock production, may be available under separate contracts.

     United States. AWI derives revenue primarily from contracts with state lottery organizations throughout the United States. Revenue consists primarily of a contractual percentage of lottery ticket sales in each state as well as revenue from installation and sales of on-line lottery systems and equipment. The segment experiences fluctuations in revenue levels depending on relative sizes of jackpots, the number of terminals on-line and the volume of tickets sold in the states in which the Company operates. The table below sets forth the lottery authorities in the United States with which AWI presently has lottery contracts. The table also sets forth information regarding the term of each contract and, as of December 31, 1998, the approximate number of retail terminals installed in each jurisdiction, and the revenues generated by the lottery operations.


                                                               Selling      Total On-Line
                  Date of Com- Expiration       Lottery       Terminals   Lottery Authority
                   mencement    Date of        Authority     Operating at      Revenues
                   of Current   Current        Extension     December 31,      in 1998
     Jurisdiction  Contract    Contract(1)      Options          1998       (in millions)(2)
     ------------ ------------ -----------     ---------     ------------ ------------------


Delaware            10/1994      9/2002          ---               333          $514
Florida(3)          10/1999      6/2004        2 two-year        8,159         1,394
Indiana(4)           8/1999      8/2006        3 one-year          ---           578
Maryland             7/1996      7/2001    1 three-year plus     4,130         1,053
                                               2 one-year
Minnesota            8/1997      8/2002        5 one-year        1,981           131
Montana             11/1996      3/1999           ---              360            31
Pennsylvania(5)      1/1999     12/2006        3 one-year        5,138         1,201
South Dakota(6)      8/1999      8/2006           ---              360            14
----------

(1) Expiration dates do not reflect the exercise of the lottery authorities' extension options.
(2) Figures are provided for each state for calendar year except for Indiana reported amounts from fiscal year ended June 30, 1997.
(3) The Florida State Lottery accounted for 15% of consolidated revenue during 1998. In March 1999, the Department of Lottery of the State of Florida renegotiated and signed an amended contract for on-line lottery system and related services whereby the Company will design, install and operate a new statewide on-line lottery system for five years and three months, with two, two-year renewal options.
(4) In January 1999, the Company signed the contract with the Hoosier Lottery of the State of Indiana to provide an on-line lottery system, terminals and system operation for seven years with extension options for up to an additional three years. The scheduled date for completion of the conversion to the new AWI system from the Lottery's current vendor is August 29, 1999.
(5) The Pennsylvania State Lottery has awarded AWI a new seven-year contract commencing January 1999 to continue operating Pennsylvania's lottery system. The Pennsylvania State Lottery accounted for 11% of consolidated revenues during 1998.
(6) In November 1998, the Company was awarded a new contract, replacing the current contract which expires in May 1999, for both on-line and video gaming system applications with implementation expected to begin in August 1999 with completion by June 2000. The new contract is for a seven-year term ending August 2006.

     Facility Management Contracts. All of AWI's current domestic lottery contracts are facilities management contracts under which AWI installs, operates and maintains a lottery network while retaining ownership or control of the lottery terminal network. The facilities management contracts may have an initial term of approximately five to nine years, and generally contain one or more options permitting the lottery authority to extend the initial contract term for additional periods. Prior to the expiration of the initial or extended term, a lottery authority is generally required by law to commence a competitive bidding process for a new lottery contract. There can be no assurance that AWI will win a new contract in connection with this process.

     AWI installs and commences operations of a lottery network generally within six to twelve months after being awarded a new lottery contract and, following the start-up of the lottery network, is responsible for all aspects of the network's operations. AWI operates lottery systems in each jurisdiction with two or more central computer systems. In addition, AWI employs a dedicated work force in each jurisdiction, consisting of a site manager, computer and hotline operators, customer service and terminal replacement and repair technicians. The equipment used in any jurisdiction must typically comply with specifications established by that jurisdiction. New contracts typically require new equipment of recent manufacture. The equipment and related implementation costs are depreciated over the term of the related contract, including extensions upon their exercise by the lottery authority. Under certain of AWI's facility management contracts, the lottery authority has the option to purchase AWI's lottery system during the contract term at a predetermined price. AWI's role with respect to the continued operation of a lottery system in the event of the exercise of such purchase option is defined as part of the purchase option with fees and services included with the original bid. Exercise of such an option could substantially change the anticipated profitability of the contract to AWI.

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

     Various state on-line lottery contracts contain provisions under which AWI may be subject to monetary penalties for central computer downtime, terminal failures, delays in servicing inoperable terminals within specified time periods and ticket stock shortages among other things. Penalties paid or accrued by AWI with respect to its contracts were approximately 0.3% of its revenues in 1998, 1.3% in 1997 and 3.9% in 1996.

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

     In September 1993, the Company introduced its MasterLink(R) system and successfully implemented it on a customer's system in January 1994. Since that time, the Company has implemented eight enhanced versions. The implemented MasterLink(R) system is designed to manage an organization's on-line lottery system and in some jurisdictions its video lottery program as well. A system could include teller-activated lottery ticket terminals, video lottery gaming machines, player-activated sports betting terminals, instant ticket vending machines and/or other electronic gaming-related devices. The MasterLink(R) system allows an organization to monitor the status and performance of the equipment within its jurisdiction, conduct accounting of and billing on the revenue from the gaming machines, and control their configuration and operations. The MasterLink(R) system is intended to be a flexible, cost-effective means of providing these capabilities.

     The lottery system marketed by AWI consists of the following principal elements:

     - Terminals. AWI designs and manufactures the terminals used in system networks. The terminals are designed for maximum security, minimum processing time and flexibility to allow for customization of application functions to each lottery's specifications.

     - Software. AWI designs and provides all application software for its lottery systems. AWI's software is designed to provide the following network characteristics: rapid processing, storage and retrieval of transaction data in high volumes; the ability to down-line load, i.e., to reprogram the lottery terminals from the central computer installation via the communications network to add new games and feature a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure continued operations without data loss; and a comprehensive management information and control system.

     - Central Computers. Each of AWI's lottery systems contains one or more central computer installations to which the lottery terminals are connected. AWI's prior generation central control system is designed to run on the Cyber 930, but the MasterLink(R) product is designed to run on UNIX-based central computer systems such as IBM RS/6000 systems, instead of the proprietary Cyber-series computers. The specifications for the configuration of AWI's central computer installations are designed to provide continuous availability, high data handling capability and maximum security.

     - Communications. AWI's lottery terminals are typically connected to central computers by dedicated telephone lines owned or leased by the jurisdiction in which the network is located in conjunction with proprietary network communications controllers and are monitored by a proprietary network management system. Due to the varying nature of telecommunications services available in lottery jurisdictions, AWI has developed the capability to interface with a wide range of communications networks. AWI also has the expertise to provide and integrate alternate technologies, such as microwave and radio transmission, integrated services digital networking (ISDN) and data over voice.

     - Game Design. An important factor in maintaining and increasing public interest in lottery games is innovation in game design. The principal variables of game design include frequency of drawing, types of prizes, cost per play and setting of appropriate odds. The Company's MasterLink(R)system and Ovation(TM)line of terminals are designed to efficiently permit the development and rapid deployment of new games and targeted on-line game-related promotions. For example, in 1996 the Company introduced its keno module in Maryland, where keno accounts for over 20% of total handle. The Company believes that these capabilities will enhance the ability of the lottery authority to increase on-line ticket sales, and result in more revenue for the Company. These capabilities may also enhance the Company's success rate in competing for domestic lottery contracts. There can be no assurance, however, that either will happen.

     Competition. Competition is intense in the traditional on-line lottery business. It is not unusual in the United States for contract awards to be challenged by unsuccessful vendors. Relatively few new or rebid on-line contracts are awarded each year. Although price is a significant competitive factor, other important competitive factors include the ability to optimize lottery revenues through game design; customer marketing support; the dependability, security, technological sophistication and upgrade capability of the network; and the experience and reputation of the vendor.

     AWI's principal competitor in the on-line lottery business, GTECH, is significantly larger, currently supplying lottery systems to 27 of the 38 United States on-line lottery jurisdictions. GTECH also has a substantial international presence. The market dominance of this competitor further enhances its competitive position. Other competitors include International Lottery and Totalizer Systems, Inc., Scientific Games, Inc., Autotote Corporation, International des Jeux (Lotto France), EssNet/Alcatel and several other companies.

     In jurisdictions with both on-line and video lottery gaming products, the products may compete with each other for entertainment dollars spent on wagering.

Gaming Machines and Systems -- VLC
----------------------------------

     VLC develops, manufactures and markets video gaming machines, central control systems and related services for the gaming machine industry. The gaming machine industry includes both video lottery and casino gaming venues. Video lottery gaming is the use of video gaming machines to provide low stakes gaming entertainment to enhance revenue for states and other jurisdictions. The machines, offering games, including poker, blackjack, bingo and keno, as well as spinning reel games, are generally located in age-controlled establishments such as bars, taverns, restaurants and convenience stores. The gaming machine industry is subject to governmental regulation and taxation and, depending on the jurisdiction, may be monitored and controlled by a central computer system. Video lottery gaming programs provide substantial incremental sources of revenue to the governmental jurisdictions without increasing general taxation.

     VLC also sells its video gaming machines to land-based, riverboat and Native American casinos. The Company holds licenses to sell gaming machines in numerous jurisdictions, including Nevada, Mississippi and New Jersey, the three largest casino markets in the U. S., as well as in most other major North American casino jurisdictions.

     Currently nine U. S. states (Delaware, Louisiana, Montana, New Mexico, Oregon, South Dakota, Rhode Island, South Carolina and West Virginia), five states in Australia, eight Canadian provinces, Iceland, Norway, Sweden and South Africa have authorized various levels and forms of video lottery gaming. While there can be no assurance that other jurisdictions will introduce video lottery systems or that existing jurisdictions will continue operations, based on its current market share, VLC expects to continue as a significant supplier of machines and central control systems to this segment of the industry.

     The video lottery gaming market is different from the casino market and the traditional lottery market. Unlike video gaming machines designed for the casino market, most video lottery gaming machines are located in places where gaming is not the principal attraction (i.e., bars and restaurants). The stakes on video lottery gaming machines typically range from $0.25 to $2.50 per play, and payoffs typically are capped at $100 to $1,000. In addition, in most jurisdictions, the payment of jackpots differs as compared to traditional gaming machines. After inserting money into a video lottery gaming machine, the player receives credits to play the machine. Player losses are deducted from the credits and winnings are added to the credit, instead of any coins being dropped into a tray. When the player is finished, the video lottery gaming machine prints out a ticket showing the remaining amount of credit. The ticket is redeemable for cash at the establishment's register. Recently, some video lottery jurisdictions, like Delaware, have moved into the more traditional casino environment with state-owned gaming machines at pari-mutuel facilities (primarily racetracks). The machines in these locations pay out in coins from a hopper. Video lottery offers players a payback percentage of 80% to 96%, which is lower than most traditional casino games, but greater than traditional state lotteries where payback is typically about 50%.

     There are two basic ownership structures in jurisdictions in which video lottery gaming is implemented:

     (1) Private sector ownership - The gaming machines may be owned either by the owners of the establishments in which the gaming machines are placed or by the operators/distributors of coin-operated machine routes who contract with location owners to install, service and maintain the gaming machines. This private sector ownership structure has been adopted in Montana, New Mexico, South Carolina, South Dakota, Louisiana, West Virginia, New Brunswick, Prince Edward Island, Victoria and South Australia.

     (2) Government sector ownership - This form of ownership is effective in the Canadian provinces of Alberta, Saskatchewan, Newfoundland, Nova Scotia and Quebec and in Northern Territory, Australia. In Oregon, the government has leased and purchased gaming machines. In Delaware and Rhode Island, the contractor shares in the revenue stream with the state while maintaining ownership.

     In 1996 and 1997 certain jurisdictions, most notably Louisiana and Alberta, Canada, allowed voters to decide on the continued operation of video lottery locations and casinos in their cities and counties. In Louisiana, voters in approximately one-half of the state's parishes (counties) voted to ban video lottery operations. Existing locations in these parishes will be allowed to operate until June 30, 1999 before the machines must be removed. In Alberta, one city voted in 1997 to ban video gaming machines, and voters there gave the local casino seven days to remove machines. The machines are still operating pending appeal. Alberta communities across the province held a vote in October 1998 that resulted in only a few small communities voting to remove approximately 150 gaming machines with Calgary and Edmonton voting to retain video lottery.

     The approval of gaming in new land-based casino jurisdictions, riverboat gaming, Native American casino gaming and networked video lottery systems has driven gaming equipment demand growth during the 1990s. In the United States, casino video gaming is permitted in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Montana, Nevada, New Jersey and South Dakota, as well as on Native American lands in some of those and in several additional states including Arizona, California, Connecticut, Iowa, Michigan, Minnesota, New Mexico, North Dakota, Oregon and Wisconsin. Outside the United States, Canada, Australia and France are the most developed, but Asia, South Africa and South and Central America are all expanding or exploring gaming operations.
While most of the demand for casino gaming machines relates to replacement sales, growth also stems from the development of new casinos. Replacement sales will continue to grow as existing machines become obsolete. By the year 2000, domestic replacement sales are expected to surpass sales to new properties.

     Casino gaming is considered a subset of consumer entertainment expenditure. Its contribution is significant with $50.9 billion in U. S. gaming industry revenue in 1998. This figure exceeds the $6.2 billion spent on movies, the $12.2 billion spent on recorded music, the $7.6 billion spent at theme parks and other amusement activities and the $6.3 billion spent on spectator sports and other live events. With this evidence for the intrinsic demand for gaming, the expected growth drivers for the industry are twofold - a strong consumer appetite for the product coupled with a desire by state governments to find alternative revenue sources. These indicators point toward continued expansion of casino style gaming, although there can be no assurance that this trend will continue.

     Market Overview. Replacement product demand for gaming machines is anticipated to accelerate in 1999. This creates an opportunity for the Company to introduce new games and capitalize on its superior machine performance and advanced technology. Future replacement demand will accelerate as gaming equipment in markets opened in 1991 gradually reaches replacement age. It is estimated that over 120,000 machines will need to be replaced over the next three years. An additional 17,000 expected gaming machine replacements from government-owned systems brings the total gaming machine replacement demand to an estimated 137,000 units by 2001.

     Australia continues to show strong growth potential. Victoria, Australia, authorized private sector placement of 5,000 terminals when operations commenced in August 1992, raising the level of permissible terminals to 27,000 by 1996. The Company has been granted a license in New South Wales, Australia which represents an 87,000-machine market. Additional growth is expected in South Africa. To date, one province, Mpumalanga, has approved manufacturers and operators and has begun to set licensing guidelines for locations. The province of Gauteng has approved manufacturers of gaming machines. There can be no assurance, however, as to any such growth prospects.

     The Company commenced sales of its gaming machines to state-licensed casinos in Colorado in 1994 and began selling machines in the Nevada market in mid-1996. Additionally, the Company began selling gaming machines in New Jersey in 1996 through a distributor. The Company sells to the riverboat market in Iowa, Indiana, Louisiana and Mississippi.

     In the Native American market, the Company sells to distributors of video gaming machines who sell to casinos in Connecticut, Iowa, Michigan, Minnesota, New Mexico, North Dakota, South Dakota and Wisconsin. The Company has placed additional machines at Native American casinos in Arizona, Louisiana, Mississippi, North Carolina and Oregon.

     The Company believes casino gaming at pari-mutuel racetracks may expand as more jurisdictions pass legislation allowing gaming. The Company plans to leverage the relationships developed with the pari-mutuel racetracks through United Tote to attempt to gain entrance into these markets.

     In 1997, the New Mexico legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack at Sunland Park, New Mexico. Under this legislation, the Company is permitted to operate up to 300 gaming machines at its Sunland Park racetrack. Casino gaming at Sunland Park commenced on February 22, 1999.

     Video Lottery Markets. The following table, as of December 31, 1998, sets forth certain information concerning the number of Company and non-Company video lottery gaming machines in operation in the jurisdictions that currently have video lottery operations:

                                                        Central                     VLC Share
                        Commencement Ownership          Control  Number of   ----------------------
Jurisdiction(1)             Date     Structure          System  Terminals(2) Terminals(3)         %
---------------         ------------ ---------          ------- ------------ ------------ ---------

Alberta, Canada             1992     Government         GTECH        5,941       3,986        67.1%
Atlantic Canada(4)          1990     Private/Government VLC          9,965       2,874        28.8%
Delaware(5)                 1995     Government         AWI            356         287        80.6%
Iceland                     1991     Charitable         VLC            580         500        86.2%
Louisiana                   1992     Private            IGT         14,923       8,836        59.2%
Montana(6)                  1985     Private(11)        None        16,574       5,323        32.1%
Northern Territory          1996     Government         VLC            500          50        10.0%
Oregon(7)                   1992     Government         GTECH        8,939       3,964        44.3%
Quebec                      1994     Government         VLC         15,380       6,583        42.8%
Rhode Island(8)             1992     Government         GTECH        1,628         223        13.7%
Saskatchewan                1993     Government         GTECH        3,343       1,148        34.3%
South Australia             1994     Private            VLC         11,055         928         8.4%
South Dakota(9)             1989     Private            VLC          8,008       7,641        95.4%
Victoria, Australia(10)     1995     Private            VLC         13,700       1,396        10.2%
Victoria, Australia(10)     1995     Trust              Private     13,600       4,600        33.8%
West Virginia               1997     Government         Various      3,049         664        21.8%
                                                                   -------      ------
         Total                                                     127,541      49,003        38.4%
                                                                   =======      ======

----------

(1) Excludes several other jurisdictions in which the Company currently does not participate, including Manitoba, Sweden, Queensland and Tasmania even though the Company is licensed in Tasmania.
(2)  Estimated number in operation as of December 1998.
(3)  Number of VLC gaming machines sold may vary from number in operation.

(4) Total number of gaming machines and number of VLC gaming machines based on information provided by Atlantic Lotto. Atlantic Canada encompasses the provinces of New Brunswick, Newfoundland, Nova Scotia and Prince Edward Island. New Brunswick and Prince Edward Island have adopted a private ownership structure, while in the provinces of Newfoundland and Nova Scotia, the gaming machines are owned by the government or its appointed agent.
(5) VLC supplies video machines to Dover Downs (120), Delaware Park (155) and Harrington Midway (12). IGT supplies video machines to Harrington Midway
     (57). There are also 2,246 mechanical spinning reel games at the three racetracks.
(6) Total number of video lottery gaming machines and number of VLC gaming machines based on number of gaming machines licensed, according to the Montana Gambling Control Division and VLC shipment reports.
(7) Total number of gaming machines and number of VLC gaming machines based on contract with Oregon State Lottery.
(8) Video lottery operations are authorized at only two pari-mutuel facilities to which the Company is one of five suppliers.
(9) Total number of gaming machines based on information provided by the South Dakota Lottery. Number of VLC gaming machines based on VLC shipment reports.
(10) Tattersall Sweep Consultation (the lottery) and TABCORP (the off-track racing association) are the two approved operators in the state of Victoria.
(11) Private includes coin operators and/or location owners.

     Gaming Machines and Game Software. The Company seeks to capture a significant portion of the market for its gaming machines by offering a technologically advanced and reliable machine to the operator, and a fun, fast, easy game to the player. The Company's current generation of gaming machines incorporates interactive touchscreen control technology on a multi-color video display. Each gaming machine is capable of storing over 100 different games in memory, depending on the games' memory requirements. The machine can present up to twelve different games selected through a menu format, such as poker, blackjack, bingo and keno and spinning reel games. The player can vary the amount of each wager. The number of games that may be offered on a gaming machine, the specific games and the amount that a player can wager are determined by the regulating authority in each jurisdiction.

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

     The Company sells two lines of gaming machines: its Winning Touch(R) series and the Winning Touch(R) Power Series(TM) with enhanced graphics, improved sound capabilities and more efficient software design. In 1998 the Company introduced a slant-top version of its machines to give customers a greater choice for machine placement and location design. The Company's gaming machines typically sell for between $4,500 and $9,500, depending on the configuration and generation of the machine and volume of purchases.

     The Company believes that innovative graphics and advanced technology that have been key contributors to VLC's success in the video lottery market have benefited the Company as it gains market share in the casino marketplace. The games, the players, and the operator's needs, including enhanced reliability and revenue generation, are the same for both industries. The knowledge and experience acquired through its video lottery operations should enable VLC to further enhance the playability and appeal of its machines in the casino markets.

     The Company recently introduced its Coin-Free(TM) program into the casino markets of Nevada, Mississippi and Iowa. Using printer machine technology and site controller communications from the video lottery markets eliminates the need for coin handling and hopper fills on the part of the casino. Casinos are using this as a means to bring back penny and nickel slots. At the end of 1998, in excess of 1,000 units were in place and operating under the Coin-Free(TM) program.

     Marketing and Distribution. The Company must obtain a license and approval of its gaming machines before it can sell machines in either the casino or video lottery markets. The following chart shows the jurisdictions where VLC or the Company currently is licensed or authorized to conduct business and where license applications are filed and approval is pending:


      CURRENT JURISDICTIONS IN WHICH THE COMPANY OR CERTAIN SUBSIDIARIES ARE LICENSED TO
                                  CONDUCT BUSINESS
-------------------------------------------------------------------------------------------------
                        UNITED STATES
--------------------------------------------------------------------------
              Casino (c)/       Pari-mutuel       Native American
Video Lottery Riverboat (r)      Racing               Market               INTERNATIONAL
------------- ----------------- ----------------- ------------------------ ---------------------

Delaware      Colorado (c)       Arizona           Arizona                 Australia
Louisiana     Indiana (r)        -------           -------                 ---------
Montana       Iowa (r)             Ak-Chin           Ak-Chin                 New South Wales
Oregon        Louisiana (r)        Department of     Fort McDowell           South Australia
Rhode Island  Mississippi (r)       Racing           Gila River              Western Australia
South Dakota  Nevada (c)         Colorado            Tonto Apache            Tasmania
West Virginia New Jersey (c)     --------            White Mountain Apache   Victoria
              South Dakota (c)   Florida             Yavapai-Apache          Northern Territory
                Deadwood         -------           Connecticut             Canada
-------------                    Idaho             -----------             ------
CHARITABLE                       -----               Mashantucket-Pequot     Alberta
Mississippi   -----------------  Indiana             Mohegan                 New Brunswick
              CASINO OPERATOR'S  -------           Louisiana                 Newfoundland
                  LICENSE        Iowa              ---------                 Nova Scotia
              Nuevo Sol Turf     ----                Coushatta               Ontario
               Club d/b/a          Iowa Racing &     Tunica-Biloxi           Prince Edward Island
                Sunland Park        Gaming         Michigan                  Quebec
                Racetrack &         Commission     --------                  Saskatchewan
                Casino             Sac & Fox of      Bay Mills             South Africa
                                    the            Minnesota               ------------
                                    Mississippi    ---------                 Mpumalanga
                                 Kansas            Mississippi
                                 ------            -----------
                                 Kentucky            Choctaw
                                 --------          New Mexico
                                 Louisiana         ----------
                                 ---------           Acoma                        LICENSE
                                   Louisiana         Pojoaque                APPLICATIONS FILED:
                                    State Racing     Pueblo of Isleta      ---------------------
                                    Commission       Pueblo of Sandia      Pasqua Yaqui, Arizona
                                   City of           San Felipe            Gauteng, South Africa
                                    Carencro         San Juan Pueblo       Quebec (Casino)
                                 Maine               Santa Ana             Western Cape,
                                 -----               Taos                    South Africa
                                 Montana             Tesque Pueblo
                                 -------           Oregon
                                 New Jersey        ------
                                 ----------          Burns-Paiute
                                 New Mexico          Coquille
                                 ----------          Cow Creek
                                 Ohio                Grande Ronde
                                 ----                Siletz
                                 Rhode Island        Umatilla
                                 -----------        Warm Springs
                                 Texas             Wisconsin
                                 -----             ---------
                                 Wisconsin
                                 ---------

     The marketing and distribution of gaming machines is controlled to some extent by the statutory and regulatory structure adopted in each jurisdiction. The Company markets its gaming machines both through a direct sales force and distributors. Currently, the Company sells to distributors in Louisiana, New Jersey, the Caribbean, South Australia, and a number of Native American markets. In deciding whether to use a distributor in a new jurisdiction, the Company considers a variety of factors, including existing relationships with operators and location owners, the ability of a distributor to service the market after the sale, the distributor's financial condition, any regulatory constraints and the long-term economics to the Company of direct sales as opposed to sales to distributors.

     The Company's gaming machines are typically covered by a 90-day parts and labor warranty. The Company provides after-market parts and service to route operators and other servicing agents. These after-market parts and services include technical repair and hardware and software upgrades and enhancements. The Company also provides upgrade options for hardware and software on the Company's gaming machines.

     Central Control Systems. The Company derives revenues from its central control system software through the grant of licenses to use the software and by providing installation and maintenance services with respect to the software. Video lottery gaming machines can be operated either through a central control system controlled by a governmental authority or on a stand-alone basis. In every video lottery gaming jurisdiction except Montana, the gaming machines are connected to a central control system. The Company believes that the greater control and monitoring ability offered through central control systems will encourage new jurisdictions to adopt a video lottery program and use such systems. Similar technology can also be used by casinos for its monitoring ability and the management of progressive systems. The Company's central control systems are designed with features intended to appeal to the concerns of the operator, including:

     o Security. To ensure security of communications, VLC's machines have sophisticated features, including encryption, sequencing and timing of data transmissions.

     o Control. Each gaming machine on the system must be enabled by a call from the central site before it is capable of displaying a playable game and can be disabled by the central control system at any time.

     o Compatibility. The Company's central control system (Advanced Gaming System(TM) ("AGS") allows gaming machines made by other manufacturers to run on the system.

     o Economy of Operation. The Company's central control system can be operated in a dial-up format which is economical to install and operate compared to an on-line lottery system (using dedicated lines). However, the system can run in a real-time environment (on-line) should a jurisdiction desire this feature.

     o Reports and Audits. The central computer generates on-demand reports for each gaming machine on the system and automatically audits the programming of every machine on a periodic basis.

     o Electronic Funds Transfer. The central control system is capable of processing EFT functions which translate to easier and quicker funds collection.

     o Flexibility. The system is designed to be flexible so as to meet the needs of various sized markets, to accommodate regulatory changes and to adapt to new game designs and features.

     The Company's central control system software is marketed through the Company's direct sales force. The marketing efforts for the initial video lottery central control system typically begin when a legislative body is considering the adoption of video lottery enabling legislation. Once enabling legislation calling for a central control system is adopted, the selection of the central control system is normally accomplished through a formal bid process that involves submittal of proposals followed by a competitive evaluation period. The Company also retains persons who are registered as lobbyists in a given jurisdiction.

     The Company designed and installed software for the video lottery central control systems in Delaware, New Mexico, South Dakota, Loto Quebec, the Atlantic Lottery Commission's ("ALC," the regulatory body governing lotteries in eastern Canada) multi-jurisdictional system now covering four provinces in eastern Canada, Tattersall's and TABCORP in Victoria, Australia, Independent Gaming Corporation in South Australia and the Northern Territory Racing & Gaming Authority of Northern Territory,

Australia, the Icelandic Gaming Fund Raising in Iceland. The Company's AGS system is state-of-the-art technology, utilizing an IBM UNIX platform or DEC ALPHA platform as is the case with ALC, and offers customers the opportunity to operate on-line lottery functions and video lottery terminals from a single central system.

     The first video gaming machine application of the AGS system running concurrently with the traditional on-line lottery application became operational in Delaware in December 1995. The system is successfully reporting data from both video gaming machines and spinning reel slot machines as well as the on-line lottery. A similar system was installed for the New Mexico Gaming Control Board in Albuquerque, New Mexico that will report data from casinos at racetracks and small video lottery venues from across the state.

     The AGS is modular in design and allows for the addition of in-venue progressives. Future add-ons include player tracking, wide-area progressives and downloadable software to gaming machines. The in-venue progressives has successfully run in pilot in Delaware and it is in final states of approval in Australia; however, the Company can provide no assurance that future add-ons will be successful.

     Video gaming customers look for a variety of features in video gaming products. The technology in current machines will develop and improve over time, forcing manufacturers to invest in ongoing game development. VLC has developed a library of numerous gaming machine game variations and its gaming machines allow for swift reprogramming to provide the newest games to gaming patrons. In addition to offering expansive product lines, casinos require customized services for specific requests, including video graphics, game development and floor space design.

     Competition. The Company competes with domestic and foreign manufacturers of video gaming equipment and providers of traditional on-line lottery systems and casino-based gaming machines and systems in the sale of its gaming machines and central control system software. Many of the Company's competitors have greater financial and other resources than the Company. The Company faces competition from companies marketing complete video lottery gaming machines and systems and from companies marketing only video lottery gaming machines as well as increasing competition in the casino gaming market. Among the Company's competitors are International Game Technology, Inc., Alliance Gaming, Atronic, Silicon Gaming, Spielo Gaming International, WMS Industries, Casino Data Systems, Aristocrat and GTECH.

     Significant factors which influence the purchase of gaming machines and central control systems include overall entertainment factor, the earnings power of the product, price, reliability, technical capability, security, and the experience, financial condition and reputation of the manufacturer and distributor. In addition, gaming authorities may impose other qualifications and requirements on the Company and its competitors in the supply of video gaming products and services and may also consider the performance record and reputation for integrity of the vendor.

Pari-mutuel Systems -- United Tote
----------------------------------

     The Company acquired United Tote as part of its acquisition of United Wagering Systems, Inc., in 1994. United Tote develops, manufactures, operates and sells computerized pari-mutuel wagering systems commonly referred to as "totalisators" for horse and greyhound racetracks, off-track wagering facilities and jai alai frontons in North America, South America, Spain, the Caribbean and the Philippines. A totalisator system supports pari-mutuel wagering by controlling the acceptance of wagers, calculating odds and payout, cashing winning tickets, and performing assorted management, accounting and reporting functions. Each system consists of central processing computers, betting terminals, proprietary software, tote boards and other displays and video equipment. The products and services of United Tote are typically marketed to domestic facilities under long-term service contracts. Compensation is usually based on a minimum fee plus a percentage of the wagering volume of the facility. International customers typically purchase the hardware and a license to use the proprietary software for the system's operation. United Tote also provides wagering terminals for use in casino race/sportsbooks.

     The market for pari-mutuel wagering systems in North America includes horse and greyhound racetracks, a growing number of off-track betting (OTB) facilities and jai alai frontons. Pari-mutuel wagering is authorized in 43 U. S. states, all provinces in Canada, and many foreign countries. Pari-mutuel wagering is a form of wagering in which patrons bet against each other in separate pools, rather than against the operator of the facility or with preset odds. As a result, wagering odds are determined by the size of the pools and the distribution of dollars established by the patrons' wagers. The odds change continually until betting closes at the start of a race or event. The odds and payout information are conveyed to the public and updated frequently on display boards and on video monitors located at various places throughout the facility. The facility operator administers the pool and is compensated by a percentage of the gross monies wagered at the facility (the "handle"). There are approximately 350 pari-mutuel wagering facilities in North America and numerous others worldwide.

     While on-track attendance and handle from pari-mutuel wagering at live events in the United States has markedly decreased over the last decade, there has also been a substantial increase in simulcast and off-track wagering handle during the same period. There can be no assurance that such historical patterns will remain the same in the future.

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

     United Tote makes certain warranties regarding the operation and reliability of its wagering systems. In the event of system failure, United Tote is generally responsible for certain liquidated damages, subject to a maximum daily and/or annual amount. In some instances, United Tote may be liable for tickets paid in error or for counterfeit tickets if processed by the totalisator. Liquidated damages paid or accrued by United Tote with respect to its pari-mutuel contracts were approximately 1.0% of its revenues for 1998, 1.0% for 1997 and 0.3% for 1996.

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

     United  Tote  provides   pari-mutuel  wagering  services  to  over  120  of
approximately 350 pari-mutuel facilities in North America. The installed base of terminals in use was approximately 8,900 at December 31, 1998.

     In limited instances, North American facilities purchase a pari-mutuel wagering system from United Tote. In such cases, the Company usually enters into separate service and maintenance agreements for the system.

     Until recent years, United Tote had historically focused on providing services to small and medium-sized racetracks; however, since the addition of contracts with all of the Kentucky thoroughbred racetracks and the Kentucky statewide OTB network in 1994, United Tote has demonstrated its ability to perform at large customer facilities. The capabilities of United Tote's Horizon NT 2000(TM) System were demonstrated by handling the record-setting 124th running of the Kentucky Derby at Churchill Downs in 1998, where $17.5 million was wagered at the track; an additional $64.8 million was wagered through hubs throughout the country for another North American single-day record of $82.3 million total combined system handle. The United Tote system processed a new industry record of $81.7 million for the 1998 Breeder's Cup Championship with wagers coming from over 8,900 facilities throughout the world. United Tote recently signed multi-year contract extensions to its existing totalisator service contracts with Keeneland in

Lexington, Kentucky, and Dover Downs and Harrington Raceway, both in Delaware. United Tote also recently signed contracts with two new customers, Hinsdale Greyhound Racing in New Hampshire and Plainridge Racecourse in Massachusetts.

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

     Pari-mutuel wagering systems for facilities outside of North America have historically been sold rather than operated pursuant to service contracts. Such sales have been made on a direct sale basis with payments to the Company generally made in U. S. dollars. Upon the sale of a system, United Tote also charges the purchaser a license fee for use of the Company's proprietary system software and provides technical assistance and support. The personnel of the Company participate in the installation and commissioning of these systems but typically the systems are thereafter operated by the personnel of the customers who are trained at United Tote serviced facilities.

     Products. United Tote developed and introduced the pari-mutuel wagering system ("Horizon System") in 1993. It features the dual-purpose VERSA(TM), VERSA II(TM) and Color VERSA(TM) terminals, which all can be used in either self-service or teller-operated mode, allowing the racetrack to make full use of all terminals, even on slow race days. The VERSA(TM) terminal thus allows for significant labor savings, flexibility and versatility. The VERSA II(TM) and Color VERSA(TM) terminals feature an enhanced display and a built in magnetic card reader. Other terminals in the Horizon System family are the portable wireless ULTIMA(TM); the cashless account-betting PROFILE(TM); the Tele-PROFILE(TM) for operator input telephone wagering and a bill-accepting module to convert a VERSA(TM), VERSA II(TM) or Color VERSA(TM) into a full service, cash accepting, touch-screen, self-service terminal. Approximately 7,300 VERSA(TM) terminals are presently in service at customer locations. Those new model terminals have been produced since 1993 and are in service at customer locations.

     In 1998, United Tote introduced its new Horizon NT 2000(TM) system, a high performance wagering system combining Microsoft's Windows NT(R) operating system with proprietary system software written in "C" language and utilizing Pentium II based hardware.

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

Gaming Operations
-----------------

     The Company's racetrack operation is located in Sunland Park, New Mexico, adjacent to El Paso, Texas. In 1997 the New Mexico State Legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico, including the Company's racetrack in Sunland Park, New Mexico. The legislation permits the Company to operate up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. Two million residents live within a 100-mile radius of Sunland Park, which area includes the cities of El Paso, Texas and Juarez, Mexico. The Company has expended approximately $4.5 million of an expected $8.5 million of capital for facility enhancements, gaming machines and related equipment. The total investment in the racetrack and gaming system is approximately $23.4 million.

     Competition. Sunland Park does not have direct competition for horse racing in the El Paso area, although there is an operating greyhound racing facility in Juarez, Mexico which also offers sports/race wagering on simulcast racing events and sporting events.

     While Texas permits pari-mutuel wagering, there are no pari-mutuel racetracks in direct competition with Sunland Park's geographic area, although there has been some effect upon the number and quality of horses available to run at Sunland Park. Sunland Park also competes against other forms of entertainment, including sporting events. There is one illegal casino operating in Texas in direct competition with Sunland Park. The States of New Mexico and Texas currently authorize limited forms of gambling, such as a state lottery, bingo, and/or Native American casinos, all of which compete for the leisure dollar.

     Route Operations. The Company's gaming operations segment operates and maintains video lottery and amusement machines in business establishments located in three areas in southern Montana. The Company believes its route operations, in addition to generating recurring revenue and predictable operating profit, enable the Company to understand the needs and preferences of players and coin operators by providing testing grounds for new hardware and software concepts. This research enables the Company to observe player response to various terminal configurations and to use this data to improve its terminal design.

     The Company's route operations primarily utilize coin-operated video poker and video keno machines. The amusement machines consist principally of coin-operated video machines, pinball machines, pool tables, CD players and juke boxes. Based on its familiarity with the relatively small number of competitors of its route operations and its familiarity with substantially all of the potential locations for video lottery machines in the market areas, the Company believes that its route operations have a significant share of the video lottery machine market in Montana. During the year ended December 31, 1998, the route operations generated approximately $17.4 million or 8% of the Company's consolidated revenues.

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

Manufacturing
-------------

     The Company's primary manufacturing facility is located in Bozeman, Montana. The Company's manufacturing operations consist primarily of assembly and testing of its lottery system terminals, gaming system machines and pari-mutuel systems machines. The Company purchases most of the parts, components and subassemblies (some of which are designed by the Company) from outside sources and then assembles them into finished products. The Company generally uses standard parts and components that are available from multiple sources. The Company has contracted with third parties for the assembly of gaming machines, which the Company utilizes when conditions warrant and/or when contractually required. The Company also has contracted with outside sources for the manufacture of some of its components. The Company has historically experienced low turnover among its work force.

     The Company became ISO-9002 certified in February 1998 by AFAQ, an independent quality system certification organization. Created by the International Organization for Standardization, ISO-9002 represents a series of standards that specify how quality systems should be established and maintained. ISO certification is recognized around the world and has become a requirement for businesses entering into foreign markets. In February 1999, the Company received ISO certification for another year, meeting all nineteen elements of the certification process. The Company's ISO-9002 program extends into every phase of operations, ensuring senior-level commitment to production, manufacturing, installation and service with a framework for uncompromising, continuous improvement.

Research and Development
------------------------

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

     In 1998, the Company expended $10.0 million (net of capitalization) on research and development activities as compared to $9.8 million in 1997 and $8.0 million in 1996. The Company capitalized approximately $1.0 million in 1997 and $4.1 million in 1996 of software development costs in conjunction with the development of the Company's MasterLink(TM) central system software. No costs were capitalized for MasterLink(TM) development in 1998. Research and development expenditures were approximately 5.0%, 5.5% and 6.8% of consolidated revenues in 1998, 1997 and 1996, respectively. Additionally, the Company spends significant resources and capital on improvement of existing products, services and techniques for current customers.

Year 2000
---------

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

     The Company's Year 2000 team has completed an inventory of all of its computer systems and technology that may be impacted by Year 2000 issues. The programming and testing of mission critical systems was virtually complete by the end of 1998 and contingency plans are planned for completion by April 1999. In calendar year 1999, the Company plans to replace or upgrade those systems that are identified as non-Year-2000 compliant at an incremental cost of approximately $0.5 million. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Although management believes that its efforts will be successful and the costs will be immaterial to its consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a disruption in its business and may have a significant financial impact.

     The Company has evaluated its strategy and legal obligations for any communication to its customers. The Year 2000 readiness of its customers varies, and the Company is encouraging its customers to evaluate and prepare their own systems. In many cases the Company is assisting customers by providing new or modified systems to resolve Year 2000 issues.

     The Company is also assessing the Year 2000 readiness of its key suppliers. The Company's direction in this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. Management expects to complete this part of its Year 2000 readiness plan in the first half of 1999. As part of the Company's contingency plans, management will, as considered necessary, begin to identify and communicate with alternative suppliers to ensure the continuation of its critical business operations.

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

Intellectual Property
---------------------

     The Company may seek and, in some cases, has sought, patents and copyrights with respect to various aspects of its technology used in its products. No assurance can be given that any patent applications filed will be granted, that the patents or copyrights will not be infringed or that other parties will not develop similar technology that will not violate the patents. The Company typically requires persons such as customers, employees, licensees and subcontractors who have access to proprietary information concerning its products to sign confidentiality and non-disclosure agreements, which prohibit the use of this information other than for the specific purpose for which it is provided, and the Company relies on such agreements, other security measures and trade-secret laws to protect such proprietary information.

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

Employees
---------

     As of December 31, 1998, the Company employed approximately 1,650 people on a full and part-time basis. Approximately 625, 205, 280 and 275 were employed in the lottery systems, gaming machines and systems, pari-mutuel systems and gaming operations segments, respectively. Another 265 people provided corporate manufacturing, finance and administration and national marketing services to the operating segments. Approximately 185 were seasonal or part-time employees in the pari-mutuel systems and gaming operations segments.

     The Company has no collective bargaining agreements with any of its employees and believes that its overall relations with employees are good.

Government Regulation
---------------------

     In the United States, lotteries are not permitted in a jurisdiction unless expressly authorized by law in each jurisdiction. Currently, there are thirty-eight lotteries operating in the United States and District of Columbia. All these lotteries operate a traditional lottery, namely, offering lotto and instant scratch-off games. Video lottery, involving video simulated games of chance and skill played on gaming devices, is not authorized under traditional lottery statutes in the majority of these jurisdictions. There are presently seven video lottery operations in the United States. Legislation in each jurisdiction generally specifies certain standards to ensure the security and integrity of the lottery operation that include, but are not limited to: the minimum percentage of gross revenues paid back to players in prize money; the percentage of gross revenues paid to a state purpose; randomness of play; goods and services regarded as major procurements requiring state bids; and suitability standards for agents and vendors of major procurements. Policy and management decisions of the lottery operations are generally governed by a commission appointed by the governor of each state with the day-to-day operations of the lottery administered by a director appointed either by the governor or lottery commission. The lottery commission and director of each state generally exercise significant authority, including the determination of the types of games played, the price of tickets, the manner in which the lottery is marketed and selection of vendors of equipment and services.

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

     The U. S. Congress has created the National Gambling Impact and Policy Commission to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The enabling legislation provides that, not later than two years after the enactment of such legislation, the commission would be required to issue a report containing its findings and conclusions, together with recommendations for legislation and administrative actions. The Commission's final report is expected to be presented to the President and Congress in mid-June 1999. Any such recommendations, if enacted into law, could adversely affect the gaming industry and have a material adverse effect on the Company's business, financial condition or results of operations.

     From time to time, certain legislators have proposed the imposition of a federal tax on gross gaming revenues. The Company is not aware of any specific proposals currently pending for the imposition of such a federal tax; however, no assurance can be given that such a tax will not be imposed in the future. Any such tax could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     The process by which lottery contract awards are made may be subject to intense scrutiny and review by federal, state and provincial authorities not directly related to lottery authorities. It is impossible to predict the impact, if any, on the Company of any such review of lottery procurement decisions

     In general, no manufacturing, distributing, owning or operating of gaming devices may be conducted unless proper licenses and approvals are obtained. An application for a license or approval may be denied for failure to satisfy any standard or requirement as determined by the Department. In order to ensure the integrity of the video lottery gaming system, most jurisdictions have the authority to conduct background investigations of the Company, its key personnel and significant stockholders. The Department may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed in violation of its law or regulations. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. In September 1992, the then Victoria Gaming Commission of Victoria, Australia, removed VLC from the roll of approved gaming manufacturers, which prohibited the Company from making future sales of gaming equipment in Victoria. This decision was based on concerns regarding the former CEO and the then majority stockholder of the Company. After severing all his business relationships with the Company, VLC applied and was approved for placement on the roll of approved manufacturers in Victoria in December 1993. The Alcohol, Racing and Gaming Board (RACJ) of Montreal, Quebec, initially rejected VLC's application as a manufacturer of video lottery equipment in December 1993. The RACJ reconsidered its earlier decision based on assurances that the former CEO had also sold his entire stock ownership in the Company in severing all business relationships with the Company. In March 1994, the RACJ granted VLC a manufacturer license. VLC remains in good standing with the Victorian Casino & Gaming Authority (successor to the Victoria Gaming Commission) and the RACJ. Other than the above two licensing matters, the Company and its key personnel have been approved for licensing upon completed application in all operating jurisdictions in which the Company has applied. Suspension or revocation of such licenses could have a material adverse effect upon the Company's future operations and the experience in Victoria and Quebec indicates that there can be no assurance that the Company will receive necessary or appropriate licenses, permits or approvals or, if received, that such licenses, permits or approvals will be renewed or retained. The actions of any licensing authority may be considered by regulatory authorities in other jurisdictions. Similarly, the rejection or termination of the Company, its personnel, or major stockholders in any other jurisdiction may have adverse consequences in other jurisdictions.

     In certain jurisdictions, the Company's pari-mutuel wagering segment is also subject to extensive state regulatory and licensing requirements similar to the Company's on-line lottery and video gaming machine subsidiaries. The
Company's racetrack operations in Sunland Park, New Mexico, are subject to regulation of the New Mexico Racing Commission and other authorities.

Nevada Regulatory Matters
-------------------------

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

     The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of two wholly-owned subsidiaries, VLC and VLC of Nevada, Inc. (the "Nevada Subsidiary") which are each licensed as a manufacturer and distributor. The Nevada Subsidiary is also licensed as an operator of a slot machine route. As a registered corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from VLC or the Nevada Subsidiary without first obtaining licenses and approvals from the Nevada gaming authorities. The Company, VLC and the Nevada Subsidiary have obtained from the Nevada gaming authorities the various registrations, approvals, permits, findings of suitability and licenses (collectively "Gaming Licenses") in order to engage in manufacturing, distribution and slot route activities in Nevada as applicable.

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

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, the Nevada Subsidiary or VLC in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Nevada Subsidiary and VLC are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the licensed activities of the Nevada Subsidiary or VLC may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Nevada Subsidiary, VLC or the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

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

     The Company, VLC, and the Nevada Subsidiary are required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

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

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which gaming operations are to be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; or (ii) the number of gaming devices operated. Annual fees are also payable to the State of Nevada for renewal of licenses as a manufacturer, distributor and operator of a slot machine route.

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

Native American Gaming Regulations
----------------------------------

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

Other Jurisdictions and Government Approvals
--------------------------------------------

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

Additional Financial Information
--------------------------------

     Certain financial information for each of the Company's last three fiscal years with respect to industry segments and foreign and domestic operations and export sales is set forth in Notes 2 and 3 of the Company's Consolidated Financial Statements.

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

     The Company's on-line lottery services subsidiary, AWI, leases facilities in New Jersey located in a complex of which AWI occupies approximately 43,000 square feet and in Arden Hills, Minnesota, where AWI occupies approximately 13,000 square feet. In connection with its operations in the various jurisdictions, AWI occupies approximately 40 additional sites, most of which it holds under lease. The Company leases space in Reno (4,800 square feet) and Las Vegas (13,900 square feet), Nevada, Biloxi, Mississippi (1,000 square feet) and Victoria, Australia (1,000 square feet), primarily for product sales and support as well as assembly, repair and storage of gaming machine products. Also in Bozeman, Montana, the Company leases approximately 5,300 square feet out of which it operates one of its route businesses. The Company also owns two buildings, one in Billings, Montana and one in Livingston, Montana, out of which it operates its other two route businesses.

     The Company leases approximately 1,500 square feet of office space near Baltimore, Maryland for the administrative offices of United Tote. United Tote leases approximately 12,100 square feet in San Diego, California, which primarily houses the subsidiary's research and development activities, and leases approximately 2,900 square feet of space in Winnipeg, Canada, for administrative and repair services.

     The Company's racetrack facility in Sunland Park, New Mexico, rests on approximately 150 acres and contains in excess of 330,000 square feet inclusive of the casino, grandstand, stables, barns and offices. The racetrack itself is a one-mile oval track.

     The Company's Bozeman, Montana facility and the real property located at Sunland Park are subject to mortgages held by the Company's primary lender.

ITEM 3.  LEGAL PROCEEDINGS

     In December 1996, a purported class action was filed in the Court of Chancery, Delaware State Court, directing the Company and certain officers and directors of the company to fulfill their fiduciary obligations by effecting a transaction for the acquisition of the Company. On January 2, 1997, the Company and certain other officers and directors of the Company filed a motion to dismiss the matter. This matter has been informally stayed for an indefinite period of time by agreement of the parties.

     In February of 1999, GTECH Corporation filed a complaint for declaratory judgment, injunction, and violation of the Public Records Law against the State of Florida, Department of Lottery and AWI in the Circuit Court, Second Judicial Circuit, in Leon County, Florida. The complaint requests the Circuit Court to declare the contract between AWI and the Florida Lottery void in the event the First District Court of Appeal of Florida upholds the Florida Lottery's decision to award the on-line lottery services contract to AWI. Subsequent to the execution of the renegotiated contract between AWI and the Florida Lottery in March 1999, GTECH Corporation amended the complaint. The Company believes this action is entirely without merit and intends to vigorously defend this action.

     Although the Company is a party to various claims and legal actions arising in the ordinary course of its business, in the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters as they are currently understood will not likely have a material adverse effect on the financial position or results of operations of the Company.

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

     YEAR                                               High                 Low
     ----                                               ----                 ---

     1998
           Quarter ended December 31, 1998            $14.56               $8.63
           Quarter ended September 30, 1998           $12.00               $7.38
           Quarter ended June 30, 1998                $14.44               $7.75
           Quarter ended March 31, 1998               $15.25               $9.88

     1997
           Quarter ended December 31, 1997            $12.75               $8.75
           Quarter ended September 30, 1997           $11.38               $5.94
           Quarter ended June 30, 1997                 $6.25               $3.50
           Quarter ended March 31, 1997                $4.88               $3.25

     As of March 1, 1999, there were approximately 900 holders of record of the Company's Common Stock. Since its formation in May 1991, the Company has not paid any dividends to its stockholders. The Company currently intends to retain any earnings to help finance the growth and development of its business and does not anticipate paying cash dividends on its capital stock in the foreseeable future. Any future determination as to the payment of dividends on its Common Stock will depend, among other things, on the future earnings, capital requirements and financial condition of the Company, and on such other factors as the Company's Board of Directors may consider relevant. In addition, the Company's existing bank line of credit restricts the payments of dividends by the Company. (See Note 10 to the Consolidated Financial Statements.)

ITEM 6.  SELECTED FINANCIAL DATA

     The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1998, are derived from the consolidated financial statements of the Company and subsidiaries, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, and the report thereon, are included elsewhere in this Form 10-K. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto of the Company and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                         Selected Financial Information
                  (Dollars in thousands, except per share data)

                                                                Years Ended December 31,
OPERATIONS DATA                                  1998         1997        1996        1995       1994
                                                 ----         ----        ----        ----       ----

REVENUES:
Lottery systems                                $103,581      94,771      88,843      91,653     101,559
Gaming machines and systems                      53,215      57,626      43,632      46,086      53,149
Pari-mutuel systems                              20,028      20,177      20,499      20,144      13,831
Gaming operations                                24,327      24,361      23,707      23,279      20,243
                                               --------     -------     -------     -------     -------
     Total revenues                             201,151     196,935     176,681     181,162     188,782

COSTS OF REVENUES
Lottery systems                                  62,281      62,558      59,333      59,438      62,397
Gaming machines and systems                      30,054      31,766      21,084      24,912      28,808
Pari-mutuel systems                              12,879      12,784      12,545      14,176       9,338
Gaming operations                                20,019      19,873      19,386      19,189      15,661
                                               --------     -------     -------     -------     -------
                                                125,233     126,981     112,348     117,715     116,204
                                               --------     -------     -------     -------     -------
     Gross profit                                75,918      69,954      64,333      63,447      72,578

OTHER OPERATING EXPENSES:
Selling, general and administrative              36,635      31,655      28,697      31,140      34,000
Research and development                         10,011       9,788       7,969       8,888       8,513
Other charges                                       ---         ---      34,135       2,763      23,994
Depreciation and amortization                    19,701      21,995      23,822      22,587      20,694
                                               --------     -------     -------     -------     -------
                                                 66,347      63,438      94,623      65,378      87,201
                                               --------     -------     -------     -------     -------

Earnings (loss) from operations                   9,571       6,516     (30,290)     (1,931)    (14,623)

Other income (expense)                           (1,590)     (2,869)     (2,694)     (1,833)       (242)
                                               --------     -------     -------     -------     -------

Earnings (loss) before income taxes and
   extraordinary items                            7,981       3,647     (32,984)     (3,764)    (14,865)

Income tax benefit (expense)                     (3,405)      1,135       8,753         846      (1,303)
                                               --------     -------     -------     -------     -------

Net earnings (loss) from continuing operations    4,576       4,782     (24,231)     (2,918)    (16,168)

Reversal of loss on discontinuance of
   pari-mutuel systems, net                         ---         ---       5,482      (5,482)        ---
                                               --------     -------     -------     -------     -------

Net earnings (loss) before extraordinary items    4,576       4,782     (18,749)     (8,400)    (16,168)

Extraordinary gain, net                             ---      13,269       4,014         ---         ---
                                               --------     -------     -------     -------     -------

     Net earnings (loss)                       $  4,576      18,051     (14,735)     (8,400)    (16,168)
                                               ========     =======     =======     =======     ========


                                                                     Years Ended December 31,
                                                  1998        1997        1996        1995        1994
                                                  ----        ----        ----        ----        ----

EARNINGS (LOSS) PER SHARE DATA:
Basic:
Continuing operations                             $0.43        0.46       (2.28)      (0.28)      (1.56)
Net earnings (loss)                               $0.43        1.75       (1.39)      (0.80)      (1.56)
                                                  =====        ====       =====       =====       =====
Diluted:
Continuing operations                             $0.42        0.46       (2.28)      (0.28)      (1.56)
Net earnings (loss)                               $0.42        1.72       (1.39)      (0.80)      (1.56)
                                                  =====        ====       =====       =====       =====
Weighted average shares:
Basic                                            10,580      10,329      10,635      10,555      10,337
Potential Common Stock(1)                           323         160         ---         ---         ---
                                                 ------      ------      ------      ------      ------
Diluted                                          10,903      10,489      10,635      10,555      10,337
                                                 ======      ======      ======      ======      ======


                                                                       As of December 31,
                                                  1998        1997        1996        1995        1994
                                                  ----        ----        ----        ----        ----

BALANCE SHEET DATA
Working capital                                 $41,177      37,050      28,083      19,987      23,344
Total assets                                    188,475     161,397     168,043     165,851     174,032
Total long-term debt
  (excluding current installments)               51,765      31,446       9,312      12,885       9,060
Stockholders' equity                             87,978      82,146      72,231      86,448      94,112


(1)  Excluded if antidilutive

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

     The following table presents for the years indicated the percentage of revenues represented by certain operational data, as well as the percentage change in such items.

                                      Percentage (%) of Total Revenues     Percentage (%) Increase
                                                Years Ended                      (Decrease)
                                                December 31,               -----------------------
                                      --------------------------------     Year 1998     Year 1997
                                          1998      1997       1996        Over 1997     Over 1996
                                          ----      ----       ----        ---------     ---------

Revenues:
Lottery systems                           51.5      48.1       50.3            9.3            6.8
Gaming machines and systems               26.4      29.3       24.7           (7.6)          32.1
Pari-mutuel systems                       10.0      10.2       11.6            ---           (2.0)
Gaming operations                         12.1      12.4       13.4           (0.4)           3.0
                                         -----     -----      -----
                                         100.0     100.0      100.0            2.2          (11.5)
                                         -----     -----      -----

Costs and expenses:
Lottery systems                           31.0      31.7       33.6           (0.3)           5.4
Gaming machines and systems               15.0      16.2       11.9           (5.3)          50.7
Pari-mutuel systems                        6.4       6.5        7.1            0.8            2.4
Gaming operations                          9.9      10.1       11.0            0.5            2.6
Selling, general and administrative       18.2      16.0       16.3           15.8           10.1
Research and development                   5.0       5.0        4.5            2.0           22.5
Depreciation and amortization              9.8      11.2       13.5          (10.5)          (7.6)
Other charges                              ---       ---       19.3            ---         (100.0)
                                         -----     -----      -----

                                          95.2      96.7      117.1            0.6           (7.9)
                                          ----     -----      -----

Earnings (loss) from operations            4.8       3.3      (17.1)          47.7         (121.5)

Other expense, net                        (0.8)     (1.5)      (1.5)         (44.8)           7.4
                                         -----     -----      -----
Net earnings (loss) before income taxes
  and extraordinary items                  4.0       1.8      (18.6)         122.2         (110.9)
                                         =====     =====      =====


     As a holding company whose principal assets are the securities of its subsidiaries, the Company's ability to meet debt service obligations and pay operating expenses and dividends, if authorized by the Company's board of directors, depends primarily on the receipt of sufficient dividends from those operating subsidiaries. In addition, gaming statutes and license requirements in the jurisdictions in which the Company's subsidiaries currently operate or may operate in the future may require the maintenance of minimum amounts of statutory capital and place certain restrictions upon the amount of dividends that the Company's subsidiaries may pay.

     The success of the Company will be dependent, to a significant extent, upon the continued services of a relatively small group of executive personnel. The loss or unavailability of one or more of such executive officers or the inability to attract or retain key employees in the future could have an adverse effect upon the Company's operations.

Revenues
--------

     Revenue from the lottery systems segment consists primarily of a contractual percentage of lottery ticket sales in certain states in the U. S. as well as revenue from software license fees and sales of on-line lottery equipment. Software license fees and equipment sales revenue is generally generated from customers outside of the United States. The segment revenue will experience fluctuations depending on contract start and end dates, relative sizes of jackpots and the number of terminals on-line and selling tickets. The Company expects lottery systems revenue to continue to be a significant component of consolidated revenues. Lottery systems revenue is generated by the Company's subsidiary, AWI.

     Revenue from the gaming machines and systems segment consists of sales, repair, service and lease of gaming machines and related parts as well as the development and sale of central control systems inclusive of software and hardware to the video lottery and casino markets. If and when new jurisdictions approve legislation for new or expanded gaming venues, or when the Company first enters a new jurisdiction (assuming the Company is successful in obtaining sales contracts in any such jurisdictions), the segment may experience a surge in sales revenue. Subsequently, revenues from that jurisdiction may or may not experience significant volatility. The volatility would depend on among other things, technology availability, timing of replacement, and legislative expansion. The Company expects gaming machines and systems revenue to continue to be a significant component of consolidated revenues. Gaming machines and systems revenue is primarily generated by the Company's subsidiary, VLC.

     The Company is actively seeking to expand its operations into jurisdictions that have legalized gaming. There can be no assurance, however, that the Company will be able to identify or capitalize on any opportunities in suitable markets. The Company's ability to expand will be dependent upon a number of factors many of which are beyond the Company's control, including negotiating acceptable terms, securing required state, foreign, and local licenses, permits, and approvals, securing adequate financing on acceptable terms, voter and other political approvals, demographic trends, and consumers' gaming preferences. As a result, there can be no assurance that the Company will be able to develop new markets for its products. In addition, the Company may incur costs in connection with pursuing new lottery and gaming opportunities that it cannot recover and may be required to expense certain of these costs, which may negatively affect the Company's reported operating performance for the periods during which such costs are incurred.

     Revenue from pari-mutuel systems is generated primarily from a contractual percentage of handle processed through computerized pari-mutuel wagering systems from over 120 contracts in North America. Outside North America, the Company's practice had been primarily sales and lease of pari-mutuel wagering systems. While on-track attendance and handle from pari-mutuel wagering in the United States has declined over the last decade there has also been a substantial increase in simulcast and off-track wagering handle. Due to the significant increase of alternate forms of gaming over the last several years, there can be no assurance that such historical patterns will remain the same in the future, nor can the Company predict the magnitude of any resulting net economic effects on this segment of its business. The Company expects pari-mutuel systems revenue to be a significant component of consolidated revenues.

     Gaming operations revenue consists of revenue from the Company's gaming machine route operations and the operation of a horse racing facility in Sunland Park, New Mexico. In 1999, the gaming operations segment will include revenues generated from the operation of a casino which opened in February 1999 at Sunland Park. Route operations revenue consists primarily of gaming machine wagers net of payouts to patrons and state gaming taxes.

Gross Profit
------------

     Gross profit for each segment is herein defined as revenues for that segment less the corresponding costs and expenses (excluding depreciation and amortization expense and any special or other charges). Costs and expenses related to on-line lottery revenue include all direct costs and allocated indirect costs involved in operating the on-line lottery system in each jurisdiction in which the Company has a contract as well as costs of equipment sales, inclusive of materials, labor and allocated manufacturing overhead. Costs and expenses related to sales of gaming machines and systems include direct costs of production, including labor and allocated manufacturing overhead. Costs and expenses related to gaming operations include direct and indirect costs of operating the racetrack facility and the location owners' share of the net machine revenues for route operations. Costs and expenses related to pari-mutuel systems revenue include direct and indirect costs associated with the operation of the wagering equipment at racetracks as well as direct costs of equipment sales.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses consist of labor costs, professional fees, repairs and maintenance expense, promotion and advertising costs, occupancy and other costs, other than those included in costs and expenses applicable to the determination of gross profit as defined above or research and development as discussed below.

Research and Development
------------------------

     Research and development costs represent costs incurred to gain and develop new knowledge applicable to the Company's various operating segments. Labor, material, consulting, occupancy and other expenses associated with the research and development efforts are included in the costs. Development costs are capitalized for certain software developed for sale or lease.

Other Charges
-------------

     Other charges include special and unusual charges recorded by the Company for restructurings, asset valuation impairments, liquidated damage assessments and other contract losses. The Company excludes special and unusual charges from the calculation of gross profit due to the nature of each charge as disclosed in the discussion of gross profit margin for each segment of the Company's operations. Such other charges are considered special and unusual in nature and are not associated with the revenue stream of any segment of the Company's operations. Accordingly, the Company believes that the inclusion of such other charges in the determination of gross profit would not be indicative of past, current or future gross profit margins. The Company has not incurred any "other charges" since 1996.

Year 2000
---------

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

     The Company's Year 2000 team has completed an inventory of all of its computer systems and technology that may be impacted by Year 2000 issues. The programming and testing of mission critical systems was virtually complete by the end of 1998 and contingency plans are planned for completion by April 1999. In calendar year 1999, the Company plans to replace or upgrade those systems that are identified as non-Year-2000 compliant at an incremental cost of approximately $0.5 million. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Although management believes that its efforts will be successful and the costs will be immaterial to its consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a disruption in its business and may have a significant financial impact.

     The Company has evaluated its strategy and legal obligations for any communication to its customers. The Year 2000 readiness of its customers varies, and the Company is encouraging its customers to evaluate and prepare their own systems. In many cases the Company is assisting customers by providing new or modified systems to resolve Year 2000 issues.

     The Company is also assessing the Year 2000 readiness of its key suppliers. The Company's direction in this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. Management expects to complete this part of its Year 2000 readiness plan in the first half of 1999. As part of the Company's contingency plans, management will, as considered necessary, begin to identify and communicate with alternative suppliers to ensure the continuation of its critical business operations.

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

1998 compared with 1997
-----------------------

     Consolidated revenues increased by $4.2 million, or 2%, to $201.2 million from $196.9 million in 1997. The consolidated gross profit increased by $6.0 million, or 9%, to $75.9 million from $69.9 million in 1997. Earnings from operations were $9.6 million in 1998 as compared to $6.5 million in 1997. Earnings from operations as a percentage of revenues were 4.8% in 1998 as compared to 3.3% in 1997. Earnings before depreciation, amortization, interest and taxes ("EBITDA") were $29.3 million in 1998 and $28.5 million in 1997.

Lottery Systems
---------------

     Total revenues from the lottery systems segment increased by $8.8 million, or 9%, to $103.6 million from $94.8 million in 1997. Approximately, two-thirds of the increase was generated from certain domestic on-line lottery customers that experienced significantly higher lottery ticket sales. The remainder of the increase reflects additional sales of lottery terminals and systems to international and domestic customers.

     The lottery system segment's growth and profitability is dependent upon management's strategy to selectively bid on domestic lottery contracts and continue to pursue international opportunities. In addition to finalizing replacement contracts with the Pennsylvania Lottery in 1998 and the Florida Lottery in 1999, the Company was awarded contracts by the South Dakota and Indiana lotteries in 1998. The South Dakota Lottery has been a customer of the Company since 1990. In 1998, the Pennsylvania and Florida contracts combined accounted for over 25% of consolidated revenues. The new contracts with Florida, Pennsylvania and South Dakota have start-up dates in 1999.

     Also in 1998, the Company was awarded contracts to deliver lottery systems or terminals in Vietnam, Norway and Switzerland. The delivery of the lottery system to Vietnam is in process at December 31, 1998 and the contract to deliver the lottery system to Switzerland is anticipated to be finalized in the second quarter 1999.

     Lottery contracts for thirteen state lotteries (of which the Company is currently party to only one) are expected to be up for procurement over the next three years. Given the significant cost of bidding for new lottery contracts, the Company targets those states that it believes has established a bidding process based exclusively on technical capability, price and service. This strategy allows the Company to efficiently allocate its resources so that it may also pursue international growth opportunities. The Company is currently pursuing a number of jurisdictions worldwide that are expected to implement on-line lottery programs within the next two years. In 1998, revenue from lottery systems sales to international customers was $8.8 million as compared to $8.7 million in 1997.

     Additionally, the Company's sophisticated on-line lottery system, MasterLink(TM), affords the Company the ability to develop add-on products and services. Given the maturity of the on-line lottery industry, state lotteries desire ways to increase lottery ticket sales and reduce costs. The Company continues to develop new products and services for its existing customers to enhance revenues as well as reduce operating costs.

     The gross profit margin for lottery system revenues was 40% in 1998 as compared to 34% in 1997. The gross profit margin from service revenues was 40% in 1998 and 33% in 1997. The gross profit on lottery systems and terminal sales was 50% in 1998 and 48% in 1997. The Company expects gross profit margins for lottery systems revenues to be 35% to 40% in 1999; however, numerous factors could cause the margins to vary significantly from expectations.

Gaming Machines and Systems
---------------------------

     Revenue from the gaming machines and systems segment decreased by $4.4 million, or 8%, to $53.2 million from $57.6 million in 1997. The Company recorded revenue on shipments of 5,290 units in 1998 as compared to 7,047 units in 1997. Revenue from leases of gaming machines was $8.4 million in 1998 as compared to $11.0 million in 1997.

     The decline in units and revenues from 1997 levels reflects a significant level of efforts devoted on bidding for gaming machine sales to the Ontario video lottery program that was cancelled in 1998. Despite the diversion of resources to the Ontario bid, the Company more then doubled sales revenue from the casino market in 1998 compared to 1997. In 1997, the Company delivered nearly 1,700 gaming machines to Quebec as compared to none in 1998; however, pursuant to a contract awarded in 1998, the Company will deliver a gaming system and related communications equipment to Quebec worth approximately $13.0 million during 1999 and 2000. In the fourth quarter 1998, the Company delivered 600 gaming machines to Peru under a sale and participation agreement. Also in 1998, the Company was awarded contracts or received orders for gaming machines and systems in Victoria and South Australia to be delivered to customers in 1999 and 2000.

     The growth and success of the gaming machines and systems segment is dependent upon the Company's ability to expand its leading position in the video lottery gaming market, penetrate established casino markets such as Nevada and New Jersey and participate in the growth of new markets. The Company believes that new markets and the replacement of older gaming machines and systems in Australia and North America will provide for future growth opportunities for this segment.

     Increasing sales to established casino markets such as Nevada and New Jersey is primarily dependent on the Company's ability to gain visibility and acceptance of its gaming machines in the markets while offering a competitive price. The Company believes that its gaming machines are capable of producing above average play and net win amounts given gaming machine graphics and playability.

     Developing casino opportunities at pari-mutuel racetracks is dependent initially upon the enactment of legislation to allow gaming at racetrack facilities. A small number of states, including New Mexico, Iowa, West Virginia, Delaware, Rhode Island and Louisiana have enacted legislation to allow gaming at racetracks. The Company anticipates the trend to continue although there can be no assurances that such programs will be implemented.

     The gross profit margin on gaming machines and systems revenue was 44% in 1998 as compared to 45% in 1997. Revenue from leasing of gaming machines has minimal ongoing direct costs. Depreciation expense of gaming machines under lease and revenue share agreements is recorded as a component of depreciation and amortization expense in the Company's consolidated financial statements. Although there can be no assurance given, the Company expects gross profit margin levels in this segment to remain around the 40% level.

Pari-mutuel Systems
-------------------

     Revenue from pari-mutuel systems service contracts was approximately $20 million in 1998 and 1997. Included in the $20.0 million amounts are sales of equipment of $2.0 million in 1998 and $2.5 million in 1997.

     The gross profit margin from pari-mutuel systems revenue was approximately 36% in 1998 and 1997 and is expected to remain at that level. Sales of pari-mutuel equipment generated gross profit of $0.8 million in 1998 and $1.2 million in 1997.

     Recent declines in general attendance at pari-mutuel facilities has created pricing pressures for the Company and its competitors. The Company does not anticipate those pricing pressures to decrease in the near future. Accordingly, the Company plans to maintain profitability by improving customer service while maintaining or reducing operating costs. Additionally, as discussed in the gaming machines and systems segment, a number of jurisdictions have recently enacted legislation allowing casino style gaming at pari-mutuel racetracks and facilities. The Company believes that this expansion of gaming at racetracks will increase the attendance at the racetracks. The Company provides wagering systems and service to over 120 of the approximate 350 pari-mutuel facilities in North America.

Gaming Operations
-----------------

     The gaming operations segment generated approximately $24.3 million of revenue in 1998 and 1997. Revenue from gaming machine route operations was $17.4 million in 1998 and $17.7 million in 1997 and revenue from the operation of the racetrack in Sunland Park was approximately $6.9 million in 1998 and 1997. The segments revenue in 1999 will include revenues generated from casino gaming at the racetrack facility which started in February 1999. The addition of casino gaming at the racetrack is expected to significantly increase revenues and profitability over current levels, however, the Company cannot reliably predict the level of success of casino gaming at the racetrack.

     The gross profit margin on route operations revenue was 27% in 1998 and 1997. Gross profit from racetrack operations was ($0.4) million in 1998 and ($0.3) million in 1997.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative ("SG&A") expenses increased by $5.0 million, or 16%, to $36.6 million from $31.6 million in 1997. The increase primarily reflects higher labor expenses in the areas of business development, sales and marketing and engineering. The Company anticipates 1999 SG&A expenses to increase with anticipated business growth and future development; however, should revenue growth become unlikely, management would implement expense reduction measures.

Research and Development
------------------------

     In 1998, the Company expended $10.0 million on research and development activities as compared to $9.8 million in 1997. In 1997, the Company capitalized approximately $1.0 million of software development costs in conjunction with the development of the Company's lottery systems MasterLink(R) central system software. Research and development expenditures were approximately 4.9% and 5.5% of consolidated revenues in 1998 and 1997, respectively. The Company is increasing research and development efforts to maintain and improve its competitive position.

1997 Compared with 1996
-----------------------

     Consolidated revenues increased by $20.3 million, or 11%, to $196.9 million from $176.6 million in 1996. The consolidated gross profit increased by $5.6 million, or 9%, to $69.9 million from $64.3 million in 1996. Earnings from operations were $6.5 million in 1997 as compared to a loss from operations of $30.3 million in 1996. The 1996 loss from operations included $34.1 million of special and unusual charges recorded by the Company discussed below. Absent the special and unusual charges, 1996 earnings from operations would have been approximately $3.8 million. Earnings from operations as a percentage of revenues were 3.3% in 1997 as compared to 2.2% in 1996 without the special and unusual charges.

Lottery Systems
---------------

     Total revenues from the lottery systems segment increased by $5.9 million, or 7%, to $94.7 million from $88.8 million in 1996. The increase reflects higher revenues from certain domestic on-line lottery contracts as well revenues from the Company's installation and sale of an on-line lottery system in Chile. 1996 lottery system revenues include approximately $7.3 million from lottery contracts with the Arizona and Washington lottery authorities. Both contracts terminated in 1996.

     In 1997, revenue from lottery systems sales to international customers was $8.7 million as compared to $3.1 million in 1996.

     The gross profit margin from lottery systems revenue was 34% in 1997 as compared to 33% in 1996. The gross profit margin from lottery system service revenues was 33% in 1997 and 1996. The gross profit on lottery terminal and system sales was 48% in 1997 and 12% in 1996.

     In 1996, the Company recorded approximately $31.0 million of special and unusual charges associated with the lottery systems segment. The charges consisted of $18.0 million for inventory reserves and write-downs, $8.4 million for contractual liabilities and settlement of customer disputes that arose primarily during the Company's former relationship with EDS and $4.6 million for impairment of intangible and other assets related to an on-line lottery contract. These charges have been excluded in the determination of gross profit due to their unusual nature and are not considered by the Company to be indicative of anticipated future operating results.

Gaming Machines and Systems
---------------------------

     Revenue from the gaming machines and systems segment increased by $14.0 million, or 32%, to $57.6 million from $43.6 million in 1996. Revenue was recognized on shipments of 7,047 units in 1997 as compared to 6,235 units in 1996. Revenue from leases of gaming machines was $11.0 million in 1997 as compared to $10.7 million in 1996.

     The increase in revenues over 1996 levels reflects increased sales in international markets of Quebec, Canada and South Africa as well as domestic jurisdictions of Nevada, New Jersey and Minnesota. These increased levels of sales were offset by reductions in sales in international markets of Norway, Peru and Alberta, Canada.

     The gross profit margin on gaming machines and systems revenue was 45% in 1997 as compared to 52% in 1996. The decrease reflects the relative higher revenues from sales in Quebec, Canada. Revenue from leasing of gaming machines has minimal ongoing direct costs. Depreciation expense of gaming machines under lease and revenue share agreements is recorded as a component of depreciation and amortization expense.

Pari-mutuel Systems
-------------------

     Revenue from pari-mutuel systems service contracts was $17.5 million in 1997 as compared to $18.4 million in 1996. The decrease is the result of the closure of two customer facilities in Wisconsin and Texas, the loss of two customers to competitors, and decreased revenues from a Philippine customer resulting from contractual handle rate decreases and a currency devaluation in Asia. These decreases were partially offset by increased revenues generated from the start up of live racing at Lone Star Park in Texas, additional services under existing contracts, and increased levels of simulcasting in the industry. In 1997, United Tote signed contracts with two new customers and renewed contracts with seventeen existing customers. Included in contract renewals in 1997 were extension of contracts with Churchill Downs, Turfway Park, and the Red Mile in Kentucky. Pari-mutuel wagering systems equipment sales were $2.5 million in 1997 as compared to $2.1 million in 1996.

     The gross profit margin from pari-mutuel systems revenue was approximately 36% in 1997 and 39% in 1996. Sales of pari-mutuel equipment generated gross profit of $1.2 million in 1997 compared with $.9 million in 1996. The decrease is the result of the closure of two customer facilities in Wisconsin and Texas, the loss of two customers to competitors, and decreased revenues from a Philippine customer resulting from contractual handle rate decreases and the Asian currency devaluation. Increased operating expenses related to implementation of a comprehensive employee training program, and liquidated damages payments to two customers also contributed to the decreased margins.

Gaming Operations
-----------------

     Revenue from route operations was $17.7 million in 1997 as compared to $16.5 million in 1996. The gross profit margin from route operations revenue was 27% in 1997 and 29% in 1996.

     Racetrack operation revenues were $6.8 million in 1997 and $7.2 million in 1996. The decrease reflects the Company's decision in 1997 to hold fewer live racing days, which are not profitable. Gross profit for the racetrack operations was $(.3) million in 1997 and 1996.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses increased by $3.0 million, or 10%, to $31.7 million from $28.7 million in 1996. The Company expended more capital and resources for marketing and proposal efforts in 1997 over 1996 levels. The increased expenditures were in the Company's on-line lottery and gaming machine segments which account for over 86% of the Company's 1997 consolidated revenues.

Research and Development
------------------------

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

Liquidity and Capital Resources
-------------------------------

     In 1998 the Company generated $19.3 million of cash from operations as compared to $35.9 million in 1997 representing a number of fluctuations in operating assets and liabilities. The fluctuations include an increase in inventory levels, deferred income taxes and accounts receivable and a decrease in accounts payable and accrued liabilities. Working capital increased by approximately $4.1 million from December 31, 1997 to $41.2 million at December 31, 1998.

     Approximately $34.9 million was invested in property, equipment and intangible and other assets in 1998 as compared to $9.0 million in 1997. Approximately $22.2 million has been expended for the initial implementation cost of the on-line lottery system in Pennsylvania in 1998 and an additional $19.0 is expected for 1999. The Company spent $4.5 million in 1998 on the development of the casino at Sunland Park and $3.6 million to manufacture and install new tote equipment. The Company anticipates expending an additional $3 to $4 million on the casino development and start-up in the first quarter 1999.

     In October 1998, the Company  completed  negotiations  for a $100.0 million
(with an option for an additional $25.0 million) credit facility with Lehman Brothers, Inc. The credit facility replaces the credit facility with U. S. Bank and, among other things, provides for two $25.0 million term loans maturing in five and six years, respectively, and a revolving line of credit for $50.0 million expiring September 30, 2003. The Company may utilize up to $15.0 million of the $50.0 million revolving line of credit as collateral for its bonding program. Contractual obligations at December 31, 1998 required approximately $8.5 million in outstanding letters of credit. The proceeds from the two $25.0 million term loans were used to pay off existing debt of approximately $27.9 million and provide capital for existing commitments to manufacture and implement the on-line lottery system in Pennsylvania, continue the development of the Company's gaming machine casino at the racetrack in Sunland Park, New Mexico and other anticipated contracts. At December 31, 1998, the Company had approximately $41.5 million available under the revolving line of credit.

     In March 1999, the Company announced that AWI and the Lottery had renegotiated and signed an amended contract under which AWI will provide an on-line lottery system and related services to the Florida Lottery. A decision by the Lottery not to join the multi-state game Powerball(R) necessitated the renegotiation of the contract entered into in October 1998. Under the amended contract, the Company will design, install and operate a new statewide on-line lottery system for an initial term of five years and three months, with two, two-year renewal options. The Company estimates that revenues from the contract over the initial 63-month period will be approximately $200 million. AWI will be compensated at a base rate of on-line sales, and, if on-line ticket sales exceed targeted amounts, an additional incentive rate. The October 1998 contract between AWI and the Department of Lottery of the State of Florida was for a nine-year term. The Lottery had originally awarded the contract to AWI in October 1996 after a competitive procurement process in which the Lottery's evaluation committee judged AWI the most highly qualified vendor based on its superior technology and lower cost. Subsequent to the announcement of the contract award in 1996, the losing vendor filed two consecutive protests, both of which were rejected, resulting in a final order from the Lottery awarding the contract to AWI in March 1998. A further attempt by the losing vendor to enjoin the contract was rejected by the Florida district court, allowing the parties to negotiate and finalize the terms of the nine-year agreement.

     The Company has entered into a contract with the Pennsylvania Lottery to replace the contract the Company currently has with the lottery. The new contract expires in December 2005.

     In October 1998, the Company announced that its on-line division, AWI, had been selected by the Hoosier Lottery to provide a new on-line lottery system and related services for the State of Indiana. The decision by the Lottery was the result of a competitive procurement in which several companies participated. In January 1999, the Company announced that AWI had signed a contract with the Hoosier Lottery of the State of Indiana to provide the on-line lottery system, terminals and system operation for seven years with extension options for up to an additional three years. Revenues from the initial seven-year contract are estimated to exceed $80 million. The Hoosier Lottery Commission formally approved the AWI contract in December after announcing the award in October. AWI will install its MasterLink(TM) Advanced Gaming System along with approximately 4,000 lottery retailer terminals. The scheduled date for completion of the conversion to the new AWI system from the Lottery's current vender is August 29, 1999.

     Total anticipated capital requirements for the Company is estimated at approximately $60.0 million for 1999. The Company believes that anticipated cash from operations, borrowing available under the current credit facility and current working capital are sufficient to satisfy anticipated capital requirements; however, the Company cannot provide assurance that anticipated cash flows will be adequate.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the risk of foreign currency exchange rate fluctuations. The tables below illustrate the portion of the Company's sales and receivables denominated in foreign currencies. All foreign receivables are expected to be collected within the next twelve months. The Company does not currently hedge against foreign currency exposures.



                                                     (Amounts in millions)

                                        1998                   1997                  1996
                                  -----------------     -----------------     -----------------

Total revenues                    $201.2     100.0%     $196.9     100.0%     $176.7     100.0%
Revenues denominated in
  foreign currencies                $9.2       4.6%      $20.3      10.3%      $16.6       9.4%

Transaction gain (loss) included
  in net income                    $(0.4)      ---       $(0.7)      ---        $0.1       ---

Total accounts and notes
  receivable                       $38.0     100.0%      $31.6     100.0%

Receivables denominated in:
         Canadian dollars            0.4       1.1%        5.9      18.7%
         Australian dollars          0.7       1.8%        2.3       7.3%
         Other                       0.1       0.2%        0.2       0.6%



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----
Index to Consolidated Financial Statements

Independent Auditors' Report                                                  43

Consolidated Financial Statements:
  Statements of Earnings for the years
       ended December 31, 1998, 1997 and 1996                                 44
  Balance Sheets as of December 31, 1998 and 1997                             45
  Statements of Stockholders' Equity for the years
       ended December 31, 1998, 1997 and 1996                                 46
  Statements of Cash flows for the years
       ended December 31, 1998, 1997 and 1996                                 47

Notes to Consolidated Financial Statements                                    48

All schedules are omitted because the information prescribed thereon is neither applicable nor required or is furnished in the consolidated financial statements or notes thereto.

(KPMG LLP logo)

P. O. Box 7108
Billings, MT 59103




                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Powerhouse Technologies, Inc.:

         We have audited the accompanying consolidated balance sheets of Powerhouse Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Powerhouse Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                          /S/ KPMG LLP


Billings, Montana
February 19, 1999

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except for share data)
                                                                    Years Ended December 31
                                                                    -----------------------
                                                                 1998         1997         1996
                                                                 ----         ----         ----
REVENUES:
 Lottery systems                                                $103,581      94,771      88,843
 Gaming machines and systems                                      53,215      57,626      43,632
 Pari-mutuel systems                                              20,028      20,177      20,499
 Gaming operations                                                24,327      24,361      23,707
                                                                --------     -------     -------
   Total revenues                                                201,151     196,935     176,681

COSTS OF REVENUES:
 Lottery systems                                                  62,281      62,558      59,333
 Gaming machines and systems                                      30,054      31,766      21,084
 Pari-mutuel systems                                              12,879      12,784      12,545
 Gaming operations                                                20,019      19,873      19,386
                                                                --------     -------     -------
                                                                 125,233     126,981     112,348
                                                                --------     -------     -------
  Gross Profit                                                    75,918      69,954      64,333

OTHER OPERATING EXPENSES:
 Selling, general and administrative                              36,635      31,655      28,697
 Research and development                                         10,011       9,788       7,969
 Depreciation and amortization                                    19,701      21,995      23,822
 Other charges                                                       ---         ---      34,135
                                                                --------     -------     -------

                                                                  66,347      63,438      94,623
                                                                --------     -------     -------

Earnings (loss) from operations                                    9,571       6,516     (30,290)
                                                                --------     -------     -------

OTHER INCOME (EXPENSE):
 Interest and other income                                         1,454       1,021       1,060
 Interest expense                                                 (3,044)     (3,890)     (3,754)
                                                                --------     -------     -------
                                                                  (1,590)     (2,869)     (2,694)
                                                                --------     -------     -------

Earnings (loss) before income taxes and extraordinary items        7,981       3,647     (32,984)

Income tax (expense) benefit                                      (3,405)      1,135       8,753
                                                                --------     -------     -------

Net earnings (loss) from continuing operations                     4,576       4,782     (24,231)

Reversal of loss on discontinuance of pari-mutuel systems, net       ---         ---        5,482
                                                                --------     -------      -------

Net earnings (loss) before extraordinary items                     4,576       4,782     (18,749)

Extraordinary gain, net                                              ---      13,269       4,014
                                                                --------     -------     -------

Net earnings (loss)                                             $  4,576      18,051     (14,735)
                                                                ========     =======     =======

EARNINGS (LOSS) PER SHARE DATA:
Basic:
Continuing operations                                              $0.43       0.46        (2.28)
Net earnings (loss)                                                $0.43       1.75        (1.39)
                                                                   =====       ====        =====

Diluted:
Continuing operations                                              $0.42       0.46        (2.28)
Net earnings (loss)                                                $0.42       1.72        (1.39)
                                                                   =====       ====        =====

Weighted average shares:
Basic                                                             10,580      10,329      10,635
Potential Common Stock(1)                                            323         160         ---
                                                                  ------    --------      ------
Diluted                                                           10,903      10,489      10,635
                                                                  ======      ======      ======

(1)  Excluded if antidilutive
          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands except for share data)

                                                                           December 31,
                                                                           ------------
                                                                          1998        1997
                                                                          ----        ----

ASSETS
 Current assets:
  Cash and cash equivalents                                             $ 16,371      13,772
  Restricted cash and deposits                                             1,992       1,423
  Accounts receivable, net                                                21,786      25,839
  Current installments of notes receivable, net                            6,179       3,192
  Inventories                                                             18,630      15,942
  Prepaid expenses                                                         1,574       1,037
  Deferred income taxes                                                    9,549      11,444
                                                                        --------     -------
   Total current assets                                                   76,081      72,649
                                                                        --------     -------

 Property and equipment, net                                              76,355      63,160

 Restricted cash deposits                                                    376       2,408
 Notes receivable, excluding current installments                         10,049       2,547
 Goodwill, net                                                             8,495       9,314
 Intangible and other assets, net                                         17,119      11,319
                                                                        --------     -------
                                                                        $188,475     161,397
                                                                        ========     =======

LIABILITIES
 Current liabilities:
  Current installments of long-term debt                                $  4,445       4,381
  Accounts payable                                                        12,611       9,513
  Accrued expenses                                                        17,848      21,705
                                                                        --------     -------
   Total current liabilities                                              34,904      35,599
                                                                        --------     -------

 Long-term debt, excluding current installments                           51,765      31,446
 Deferred income taxes                                                    13,828      12,206
                                                                        --------     -------
   Total liabilities                                                     100,497      79,251
                                                                        --------     -------

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value.  Authorized 10,000,000 shares; no
  shares issued                                                              ---         ---
 Common stock, $.01 par value.  Authorized 25,000,000 shares                 106         105
 Paid-in capital                                                          91,304      89,451
 Deferred restricted stock compensation                                     (815)       (217)
 Accumulated deficit                                                      (2,617)     (7,193)
                                                                        --------     -------
   Total stockholders' equity                                             87,978      82,146
                                                                        --------     -------
                                                                        $188,475     161,397
                                                                        ========     =======









          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands except for share data)

---------------------------------------------------------------------------------------------------------------------
                                      Series A                             Deferred
                                      Preferred    Common                  restricted                      Total
                                        Stock       Stock       Paid-in   stock compen-   Accumulated   stockholders'
                                      par value   par value     capital     sation          deficit        equity
---------------------------------------------------------------------------------------------------------------------
December 31, 1995                         $19           107      97,284         (453)       (10,509)       86,448

Net loss                                  ---           ---         ---          ---        (14,735)      (14,735)

Amortization of deferred restricted
     stock compensation                   ---           ---         133           36            ---           169

Stock issued under stock purchase
     plan                                 ---             1         348          ---            ---           349
                                        -----          ----      ------       ------        -------        ------

December 31, 1996                          19           108      97,765         (417)       (25,244)       72,231

Net earnings                              ---           ---         ---          ---         18,051        18,051

Stock options exercised and shares
     issued under stock purchase plan     ---             2         762          ---            ---           764

Shares redeemed pursuant to
     EDS settlement                       (19)           (5)     (9,076)         ---            ---        (9,100)

Amortization of deferred restricted
     stock compensation                   ---           ---         ---          200            ---           200
                                        -----          ----      ------       ------        -------        ------

December 31, 1997                         ---           105      89,451         (217)        (7,193)       82,146

Net earnings                              ---           ---         ---          ---          4,576         4,576

Restricted stock issued                   ---             1       1,062       (1,063)           ---           ---

Amortization of deferred restricted
     stock compensation                   ---           ---         ---          465                          465

Proceeds from sale of common stock,
     net                                  ---             2       2,078          ---            ---         2,080

Stock options exercised and shares
     issued under stock purchase
     plan                                 ---             1       1,135          ---            ---         1,136

Stock redemptions                         ---            (3)     (2,422)         ---            ---        (2,425)
                                        -----          ----      ------       ------        -------        ------

December 31, 1998                       $ ---           106      91,304         (815)        (2,617)       87,978
                                        =====          ====      ======       ======        =======        ======
---------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Share Amounts                   1998                      1997                         1996
                             ----------     ----------------------------     ------------------------------
                              Common           Series A         Common          Series A           Common
Balance                        Stock        Preferred Stock     Stock        Preferred Stock        Stock
-----------------------------------------------------------------------------------------------------------

Beginning of year            10,477,952       1,912,728       10,829,184        1,912,728        10,682,109
Restricted stock issued         108,000             ---              ---              ---            30,000
Sale of common stock            220,204             ---              ---              ---
Stock options exercised and
     shares issued              127,161             ---          194,222                            117,075
Stock redemptions              (285,000)     (1,912,728)        (545,454)             ---               ---
                             ----------      ----------       ----------        ---------        ----------
End of year                  10,648,317             ---       10,477,952        1,912,728        10,829,184
                             ==========      ==========       ==========        =========        ==========

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Years Ended December 31
                                                                 -----------------------
                                                           1998         1997         1996
                                                           ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                  $ 4,576      18,051      (14,735)
     Adjustments to reconcile net earnings (loss) to
         net cash provided by operating
         activities:
         Reversal of provision for loss on sale of
              pari-mutuel systems operations                  ---         ---       (5,482)
         Depreciation and amortization                     19,701      21,995       23,822
         Other charges                                        ---         ---       34,135
         Extraordinary gain, net                              ---     (13,269)      (4,014)
         Other, net                                            60         337           79
     Changes in operating assets and liabilities:
         Sales of receivables                                 ---         ---        1,467
         Receivables, net                                  (6,118)     (7,191)       1,942
         Inventories                                       (2,110)      5,709       (3,489)
         Prepaid expenses                                     (80)        (10)         235
         Accounts payable                                   3,099       2,867        2,006
         Accrued expenses                                  (3,392)      6,649      (10,854)
         Income taxes                                       3,517         806       (6,411)
                                                          -------     -------      -------
Net cash provided by operating activities                  19,253      35,944       18,701
                                                          -------     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures on property and equipment               (28,456)     (6,977)     (25,522)
     Expenditures on intangible and other assets           (6,485)     (1,974)     (10,037)
     Proceeds from sales of equipment                         395         117          109
     Change in restricted cash deposits                     1,463         (70)         700
                                                          -------     -------      -------
Net cash used in investing activities                     (33,083)     (8,904)     (34,750)
                                                          -------     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on notes payable                            ---      (7,650)        (600)
     Proceeds from issuance of long-term debt              50,000         643        4,365
     Payments of loan origination fees                     (2,041)        ---          ---
     Repayments of long-term debt                         (32,321)    (11,220)     (13,079)
     Amounts payable to EDS                                   ---         ---       27,343
     Redemption of common stock                            (2,425)        ---          ---
     Proceeds from sale of common stock                     2,080         ---          ---
     Common stock sold under employee benefit plans         1,136         637          349
                                                          -------     -------      -------
Net cash provided by (used in) financing activities        16,429     (17,590)      18,378
                                                          -------     -------      -------

Net increase in cash and cash equivalents                   2,599       9,450        2,329

Cash and cash equivalents, beginning of year               13,772       4,322        1,993
                                                          -------     -------      -------

Cash and cash equivalents, end of year                    $16,371      13,772        4,322
                                                          =======     =======      =======






          See accompanying notes to consolidated financial statements.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation. The consolidated financial statements include the accounts of Powerhouse Technologies, Inc. and subsidiaries (the "Company"). Prior to January 1, 1998 the Company was known as Video Lottery Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue recognition. Revenue from the sale of lottery, gaming and pari-mutuel system equipment and related parts is recognized upon delivery to the customer. Revenue from sales of lottery systems and video gaming central site systems (including customized software and equipment) is recognized using the percentage of completion method of accounting for long-term construction type contracts where costs to complete can reasonably be estimated. Prior to revenue recognition on system sales, costs incurred are applied against progress billings and recorded as a net accrued liability or other current asset as appropriate.

     Lottery and pari-mutuel systems contract services revenues are recognized as the services are performed and primarily relate to revenues from long-term contracts which require installation and operation of lottery and pari-mutuel wagering networks. Revenues under these contracts are generally based on a percentage of sales volume, which may fluctuate over the lives of the contracts.

     Gaming operations revenue consists of route and racetrack operations.

     Route operations revenue consists primarily of gaming machine wagers, net of payouts and state gaming taxes, generated under revenue sharing agreements with route customers. Route operations revenue is recorded weekly as the revenues are earned.

     Revenue from racetrack operations primarily represents commissions on wagers placed on live and simulcast pari-mutuel racing at the Company's racetrack in Sunland Park, New Mexico, and is recorded on the day of each race.

     Cash and cash equivalents. Cash deposits and all highly liquid debt instruments with maturity dates of three months or less when purchased are considered cash equivalents in the statements of cash flows.

     Restricted cash and deposits. Cash deposits expected to be refunded or released within one year are classified as restricted short-term deposits. The deposits are for bonds, required by customers, for proposals and performance under long-term contracts and for prize purses at the Company's horse racing facility.

     Inventories. The Company manufactures inventories for sale and lease. Inventories are carried at the lower of cost or market value. Cost is determined using the first-in, first-out method and includes materials, labor and allocated indirect manufacturing overhead.

     Property and equipment. Property and equipment is stated at cost. Equipment acquired under capital leases is recorded at the lower of the present value of minimum lease payments at the beginning of the lease term or the fair market value of the asset at the inception of the lease. The Company manufactures equipment used in the provision of services pursuant to long-term contracts.

     Depreciation   of  property   and   equipment  is   calculated   using  the
straight-line method over the estimated useful lives of the assets or the life of the related contract (including executed contract extensions) as follows:

     Item                                                     Estimated life
     ----                                                     --------------
     Lottery and pari-mutuel systems equipment                   3 - 9 years
     Gaming equipment                                            3 - 7 years
     Buildings and improvements                                 7 - 40 years
     Machinery and equipment                                    3 - 10 years
     Furniture and fixtures                                     5 - 10 years

     Equipment purchased under capital leases is depreciated on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

     Goodwill, intangible and other assets. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is being amortized on a straight-line basis through 2009. Accumulated amortization was $4.6 million at December 31, 1998 and $3.8 million at December 31, 1997.

     Intangible and other assets are stated at cost net of accumulated amortization. Intangible and other assets are amortized over their respective economic useful lives of up to ten years. Accumulated amortization of intangible and other assets was approximately $8.9 million at December 31, 1998 and $6.9 million at December 31, 1997.

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of these expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the asset is considered "impaired" and an impairment loss is recognized.

     Foreign currency transactions and remeasurements. Gains and losses from foreign currency transactions and remeasurements are included in results of operations.

     Interest rate hedging. The Company uses interest rate swaps to manage exposure to interest rate fluctuations on its variable rate debt. Premiums paid on interest rate hedges are deferred and amortized to interest expense over the term of the hedge contract.

     Income taxes. Deferred tax assets and liabilities are generally determined based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The current and noncurrent portions of these deferred tax assets and liabilities are classified in the balance sheet based on the respective classification of the assets and liabilities which give rise to such deferred income taxes.

     Earnings per share. In the fourth quarter 1997, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share ("EPS")", issued in February 1997. Under SFAS 128 basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company has a complex capital structure as defined under SFAS 128. Diluted weighted average common shares includes potential common stock of approximately 323,000 and 160,000 shares for the years ended December 31, 1998 and 1997. The Company had losses from continuing operations in 1996. Accordingly, potential common stock has been excluded from weighted average share computations for that year because inclusion would have been anti-dilutive.

     Fair value of financial instruments. The carrying value of financial instruments, consisting primarily of cash, accounts receivable and accounts payable, approximates fair value due to the liquid nature of the instruments. (See Notes 5 and 11 for fair value estimates of notes receivable and long-term debt.)

     Stock based compensation plans. Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes (see Note 13), pro forma earnings and earnings per share data are provided as if the fair value method had been applied.

     Reclassifications. Certain reclassifications have been made to the 1997 and 1996 amounts to conform to the 1998 presentation. The Company reorganized its reportable segments in 1998 to reflect changes in the management organization and how the related financial information is used internally to monitor and evaluate segment performance and resource allocation. The gaming operations reporting segment was created and includes operating and financial position information from the Company's

Montana route operations and the Company's racetrack operations in Sunland Park, New Mexico. Previously, the route operations were included with the gaming machines and systems segment and racetrack operations were included in pari-mutuel systems segment data.

     Accounting pronouncements not yet adopted. In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," which requires that start-up costs and organization costs be expensed as incurred under certain circumstances. This statement is effective for fiscal years beginning after December 15, 1998, with early application permitted. The Company will adopt SOP 98-5 beginning January 1, 1999. Accordingly, certain start-up costs incurred prior to January 1, 1999 will then be charged to expense as a cumulative effect of a change in accounting principle (net of tax effects), and subsequently such start-up costs will be expensed as incurred. At December 31, 1998, the Company had capitalized $0.4 million related to the start-up of its Sunland Park Casino. Upon adoption of this statement, approximately $0.2 million, net of related tax effects, will be charged to expense.

     The FASB, in June 1998, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, although earlier application is encouraged. The statement may not be applied retroactively. The Company expects to adopt this statement effective
January 1, 1999, and does not expect adoption to have a material effect on either its financial position or results of operations.

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

     Segment Information. In June 1997, the FASB issued Statement of Financial Accounting Standards Number 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS No. 131 for the year ended December 31, 1997. The adoption did not affect the Company's historical presentation of segment data; however, in 1998, the operating segments were reorganized to reflect management and other organizational changes within the Company. The reorganization included combining the route operations and racetrack operations into the gaming operations segment. Prior to the reorganization, the route and racetrack operations were included in the gaming machines and systems and pari-mutuel systems segments, respectively. The Company's casino operation in Sunland Park, New Mexico will be included in the gaming operations segment upon start-up in 1999.

(2)  BUSINESS SEGMENTS

     The Company operates principally in four business segments: the sale, design, manufacture, installation and operation of on-line lottery systems; the design, manufacture, sale and leasing of video gaming machines and central control systems and related services; gaming operations and the design, manufacture, sale and operation of computerized pari-mutuel wagering systems for dog and horse racing tracks.

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                              1998         1997        1996
                                                              ----         ----        ----
                                                             (000s)       (000s)       (000s)

Revenues:
Lottery systems                                             $103,581       94,771      88,843
Gaming machines and systems                                   53,593       58,286      44,722
Pari-mutuel systems                                           20,258       20,194      20,499
Gaming operations                                             24,327       24,361      23,707
     Less intercompany revenues                                 (608)        (677)     (1,090)
                                                            --------      -------     -------
          Total revenues                                    $201,151      196,935     176,681
                                                            ========      =======     =======

Operating profit (loss):
Lottery systems                                              $15,340        4,896     (29,449)
Gaming machines and systems                                    3,145        9,111       7,954
Pari-mutuel systems                                              194          463      (1,975)
Gaming operations                                               (686)        (338)       (541)
General corporate expenses                                    (8,829)      (7,866)     (6,826)
     Intercompany profit                                         407          250         547
                                                            --------      -------     -------
          Total operating profit (loss)                     $  9,571        6,516     (30,290)
                                                            ========      =======     =======

Operating profit (loss) before "other charges":
Lottery systems                                             $ 15,340        4,896       1,623
Gaming machines and systems                                    3,145        9,111       7,954
Pari-mutuel systems                                              194          463       1,088
Gaming operations                                               (686)        (338)       (541)
General corporate expenses                                    (8,829)      (7,866)     (6,826)
     Intercompany profit                                         407          250         547
                                                            --------      -------     -------
          Total operating profit before "other charges"     $  9,571        6,516       3,845
                                                            ========      =======     =======

Capital expenditures:
Lottery systems                                              $17,253        1,043      16,271
Gaming machines and systems                                    1,496          825       4,724
Pari-mutuel systems                                            3,720        4,084       3,149
Gaming operations                                              4,609          669       1,391
Corporate                                                      1,416          548         403
     Less intercompany step-up in basis                          (38)        (192)       (416)
                                                            --------      -------     -------
          Total capital expenditures                        $ 28,456        6,977      25,522
                                                            ========      =======     =======

Depreciation and amortization:
Lottery systems                                             $ 10,290       12,509      14,248
Gaming machines and systems                                    2,657        3,328       3,851
Pari-mutuel systems                                            4,332        3,869       3,922
Gaming operations                                              2,032        2,159       2,221
Corporate                                                        834          563         501
     Less depreciation on intercompany step-up basis            (444)        (433)       (921)
                                                            --------      -------     -------
          Total depreciation and amortization               $ 19,701       21,995      23,822
                                                            ========      =======     =======

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                              1998         1997         1996
                                                              ----         ----         ----
                                                             (000s)       (000s)       (000s)
Identifiable assets:
Lottery systems                                             $ 58,030       46,380      62,350
Gaming machines and systems                                   52,107       49,935      38,417
Pari-mutuel systems                                           22,357       21,527      19,982
Gaming operations                                             29,106       28,401      29,949
Corporate                                                     27,937       16,621      19,067
     Less intercompany step-up in basis                       (1,062)      (1,467)     (1,722)
                                                            --------      -------     -------
          Total identifiable assets                         $188,475      161,397     168,043
                                                            ========      =======     =======

     Operating profit (loss) before "other charges" excludes special and other charges discussed in Note 14.

     A summary of revenues and related direct costs of revenues follows:

                                                   Years Ended December 31,
                                                   ------------------------
                                              1998         1997          1996
                                              ----         ----          ----
                                             (000s)       (000s)        (000s)
Revenues:
         Services                           $139,559      128,136       126,543
         Tangible products                    53,186       57,752        39,438
         Lease                                 8,406       11,047        10,700
                                            --------      -------       -------
                                            $201,151      196,935       176,681
                                            ========      =======       =======

Costs of revenues:
         Services                            $90,298       89,430        86,864
         Tangible products                    34,411       37,551        25,484
         Lease                                   524          ---           ---
                                            --------      -------       -------
                                            $125,233      126,981       112,348
                                            ========      =======       =======

Gross profit:
         Services                            $41,713       38,706        39,679
         Tangible products                    26,323       20,201        13,954
         Lease                                 7,882       11,047        10,700
                                            --------      -------       -------
                                             $75,918       69,954        64,333
                                             =======      =======       =======

     Gross profit for each segment is herein defined as revenues for that segment less the corresponding costs and expenses (excluding depreciation and amortization expense and any special or other charges).

(3)  REVENUE CONCENTRATION

     The Company derives its revenues from equipment and system sales and services to customers primarily in jurisdictions that have enacted governmental legislation and/or regulatory controls over various types of gaming and wagering activities. The Company recorded revenues from customers or distributors within a specific gaming or wagering jurisdiction, subject to governmental legislation, which accounted for more than 10% of the Company's consolidated revenues as follows:

                                                   Years Ended December 31,
                                                   ------------------------
                                               1998         1997         1996
                                               ----         ----         ----
                                              (000s)       (000s)       (000s)

     Florida                                 $29,273       31,528       30,203
     Pennsylvania                             22,639       23,042       23,164
     Montana                                  23,449       23,434       22,458
                                             =======       ======       ======

     Revenues from the lottery and pari-mutuel systems segments of the company are primarily derived from contracts with terms up to ten years with varying options for extensions and renewals.

     Montana   revenue   includes  total  revenues  from  route   operations  of
approximately $17.4 million in 1998, $17.7 million in 1997, and $16.5 million in 1996.

     Export Sales. The Company had total export sales from the United States of approximately $22.9 million, $37.0 million and $28.6 million during the years ended December 31, 1998, 1997 and 1996, respectively.

(4)  NOTES AND ACCOUNTS RECEIVABLE

     A summary of receivables follows:

                                                        December 31,
                                                        ------------
                                              1998                        1997
                                              ----                        ----
                                             (000s)                      (000s)

     Trade                                   $22,647                    26,946
     Notes receivable                         16,403                     5,964
                                             -------                    ------
                                              39,050                    32,910
     Less allowance for doubtful accounts     (1,036)                   (1,332)
                                             -------                    ------

                                             $38,014                    31,578
                                             =======                    ======

     The Company finances sales of gaming and pari-mutuel systems equipment to certain customers meeting minimum credit standards. Installment notes bear interest at rates up to 18% and mature from one to nine years. The Company estimates the fair value of gross notes receivable at December 31, 1998 to approximate carrying value of the associated notes receivable. This estimate is based on current discount rates for instruments of similar credit quality available in the secondary market.

     At December 31, 1998, approximately 14% of the Company's receivables were from various governments or their designated agencies.

     Amounts charged to expense for estimated bad debts were approximately $0.3 million, $0.1 million and $0.2 million in the years ended December 31, 1998, 1997 and 1996, respectively. The Company wrote off previously reserved doubtful accounts of approximately $0.5 million, $0.1 million and $2.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(5)  INVENTORIES

     A summary of inventories, net of valuation reserves, follows:

                                                          December 31,
                                               1998                      1997
                                              (000s)                    (000s)
     Manufacturing:
       Raw materials                         $ 6,497                     6,703
       Work-in-process                         1,166                       662
       Finished goods                          9,604                     7,427
     Customer service and other                1,363                     1,150
                                             -------                    ------
                                             $18,630                    15,942
                                             =======                    ======

     The Company had reserves for inventories of approximately $4.0 million and $8.2 million at December 31, 1998 and 1997, respectively, primarily related to finished goods. The Company charged to expense approximately $0.3 million, $.1 million and $18.0 million in the years ended December 31, 1998, 1997 and 1996, respectively, for reserves and impairments of inventories. Of these charges, $18.0 million in the year ended December 31, 1996 related to the termination of three on-line lottery projects for which inventory was specifically procured.

     Inventory reserves were reduced by $4.5 million, $6.1 million and $9.0 million in the years ended December 31, 1998, 1997 and 1996, respectively, as the applicable inventories were sold or otherwise disposed of. At December 31, 1998 and 1997, respectively, inventories included approximately 700 and 600 finished video gaming machines located in various casino gaming locations, under trial arrangements with customers.

(6)  PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                            December 31,
                                                            ------------
                                                    1998                  1997
                                                    ----                  ----
                                                   (000s)                (000s)

     Lottery and pari-mutuel equipment systems   $125,623               107,729
     Land, buildings and improvements              19,085                14,669
     Machinery and equipment                       12,464                 6,906
     Gaming equipment                              18,831                20,267
     Furniture and fixtures                         2,736                 2,503
                                                 --------               -------
          Total                                   178,739               152,074
                                                 --------               -------
     Less accumulated depreciation               (102,384)              (88,914)
                                                 --------               --------
                                                 $ 76,355                63,160
                                                 ========               =======

     In 1997 the Company transferred to inventory, gaming equipment with a net book value of approximately $2.2 million, due to the expiration of lease agreements. In 1996, the Company transferred on-line lottery equipment with a net book value of approximately $2.4 million to inventories in conjunction with the termination of an on-line lottery contract. Other additions to gaming equipment and on-line lottery equipment in the three-years ended December 31, 1998, are included in the Consolidated Statements of Cash Flows as expenditures on property and equipment.

     Gaming equipment at December 31, 1998 and 1997 includes video gaming machines with an aggregate cost of approximately $10.9 million and $13.4 million, respectively, and a carrying value of approximately $5.4 million and $7.8 million, respectively, which are under lease or revenue sharing agreements with customers. For the years ended December 31, 1998, 1997 and 1996, depreciation expense on this equipment was approximately $1.7 million, $2.3 million and $2.8 million, respectively. Two lease agreements provide rent payments to the Company based on a percentage of net gaming receipts. One of the two agreements is on a month-to-month basis and the other is for a five-year period ending in December 2000 with provisions for three one-year extensions. Another agreement is a master lease whereby terminal lease terms are for one year, with four consecutive automatic one-year renewals with decreasing lease payments, with an option by the lessee to terminate the lease at the end of each such year. Future lease receipts, by the Company, under the contractual lease agreements, assuming renewals, based on the terminals delivered through December 31, 1998, are approximately as follows:

     Year ending December 31,                     (000s)
          1999                                    $3,400
          2000                                     2,713
          2001                                       386
                                                  ------
                                                  $6,499
                                                  ======


(7)  INTANGIBLE AND OTHER ASSETS

     A summary of intangible and other assets, net of amortization, follows:

                                                           December 31,
                                                           ------------
                                                   1998                  1997
                                                   ----                  ----
                                                  (000s)                (000s)

     Software development costs                   $ 7,606                8,849
     Deferred costs                                 9,513                2,470
                                                  -------               ------
                                                  $17,119               11,319
                                                  =======               ======

     The Company capitalized approximately $1.0 million and $4.1 million of software development costs in the years ended December 31, 1997 and 1996, respectively. No costs were capitalized in 1998. The costs are primarily related to the development of the MasterLink(TM) system.

     Deferred costs include the costs of implementing and installing lottery and pari-mutuel systems used to provide services under long-term contracts. These costs are amortized over the lives of the related contracts.

     Total amortization expense of intangible and other assets (including Goodwill) was approximately $2.8 million, $3.7 million and $4.2 million in 1998, 1997 and 1996, respectively. Amortization of software development costs, included in total amortization expense, was approximately $1.2 million, $1.5 million and $1.3 million in 1998, 1997 and 1996, respectively.

(8)  LEASE OBLIGATIONS

     The Company has noncancelable operating leases for office space, equipment and vehicles which expire at various dates over the next eleven years. Future minimum lease payments under noncancelable operating leases as of December 31, 1998, are approximately as follows:

     Year ending December 31,                     (000s)
     ------------------------
          1999                                    $4,625
          2000                                     3,770
          2001                                     3,020
          2002                                     2,368
          2003                                     2,009
          Thereafter                               8,567

     In 1998, 1997 and 1996, rental expense was approximately $5.0 million, $4.7 million and $0.8 million, respectively.

(9)  ACCRUED EXPENSES

     A summary of accrued expenses follows:

                                                              December 31,
                                                              ------------
                                                         1998             1997
                                                         ----             ----
                                                        (000s)           (000s)

      Labor and benefits                                $ 8,191          5,911
      Deferred revenue and estimated costs to complete
         long-term contract obligations                     880          4,835
      Other, combined                                     8,777         10,959
                                                        -------         ------
                                                        $17,848         21,705
                                                        =======         ======

     Contracts involving a substantial construction component are recorded as long-term contracts, and associated revenues are recognized on either the percentage of completion or completed contract method. Included within Accrued Expenses in the Company's consolidated balance sheets are the following balances related to such contracts in process:

                                                                 December 31,
                                                                 ------------
                                                           1998           1997
                                                           ----           ----
                                                          (000s)         (000s)

     Costs and estimated earnings in excess of billings
        on uncompleted contracts                          $2,124           ---
     Billings in excess of costs and estimated earnings
        on uncompleted contracts                          (2,162)       (2,936)
                                                          ------        ------
                                                          $  (38)       (2,936)
                                                          ======        ======

(10) LONG-TERM DEBT

     A summary of long-term debt, including capitalized lease obligations, follows:


                                                                          December 31,
                                                                          ------------
                                                                         1998      1997
                                                                         ----      ----
                                                                        (000s)    (000s)

     Variable rate term loan (8.04% at December 31, 1998), quarterly payments of $62,500 through 2004, remaining balance due
        December 2004                                                 $24,938        ---
     Variable rate term loan (7.54% at December 31, 1998), quarterly payments increasing from $625,000 to $3,125,000 through
        September 2003                                                 24,375        ---
     Notes payable paid in October 1998                                   ---     30,303
     8.25% note payable in monthly installments including interest,
        through September 2001                                          4,240      4,940
     4.95% to 10.4% various notes and capital lease obligations, due in monthly installments of $4,189 to $40,448 including
        interest maturing through February 2004                         2,657        584
                                                                      -------     ------

                                                                       56,210     35,827

     Less current installments                                          4,445      4,381
                                                                      -------     ------

     Long-term debt, excluding current installments                   $51,765     31,446
                                                                      =======     ======


     The aggregate maturities of long-term debt are as follows:

     Year ending December 31,                                            (000s)

          1999                                                          $ 4,445
          2000                                                            5,661
          2001                                                            5,743
          2002                                                            6,568
          2003                                                           10,033
          Thereafter                                                     23,760
                                                                        -------
                                                                        $56,210
                                                                        =======

     Cash paid for interest (including capitalized interest) was approximately $4.6 million, $2.0 million and $2.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. In 1998 the Company capitalized interest of $0.5 million during construction of capital assets.

     Based on interest rates currently available to the Company for borrowings with similar terms and maturities, the fair value of long-term debt at December 31, 1998 approximates carrying value.

     In October 1998, the Company completed negotiations for a $100.0 million credit facility. The credit facility replaced an existing credit facility and, among other things, provides for two $25.0 million term loans maturing in five and six years, respectively, and a revolving line of credit for $50.0 million expiring September 30, 2003. The credit facility is secured by stock of certain subsidiaries, inventories, receivables, equipment, intellectual and other property of the Company. At the Company's option, the credit facility bears interest at a Base Rate approximating prime or LIBOR plus an applicable margin percentage. The margin percentage above the LIBOR rate may fluctuate between 1.75% and 2.75% depending on the Company's consolidated leverage ratio as defined in the credit facility agreements (collectively referred to as the "Credit Agreement"). The Company may utilize up to $15.0 million of the $50.0 million revolving line of credit to collateralize its bonding program. Contractual obligations at December 31, 1998 required approximately $8.5 million in outstanding letters of credit. The Company purchased a 30-month interest rate swap which caps the base rate interest rate on one of the $25 million term loans at 8.5%. Such cap expires 2001. The credit facility carries customary restrictive covenants including but not limited to minimum leverage and cash flow ratios, limitations on domestic and foreign capital investments, restrictions on change in control, restrictions on payments of dividends, maintenance of minimum consolidated net worth, limitations on additional debt, liens and asset dispositions. Upon closing, in October, the Company advanced on the two $25.0 million term loans. The proceeds were used to pay off existing debt of approximately $27.9 million and provide capital for existing commitments. At December 31, 1998 the Company had $42.5 million available under the revolving line of credit.

(11) INCOME TAXES

     Income tax expense (benefit) from operations consists of the following:

                                                  Years Ended December 31,
                                                  ------------------------
                                              1998         1997         1996
                                              ----         ----         ----
                                             (000s)       (000s)       (000s)
     Current:
        Federal                              $  ---          343        (3,533)
        State                                    14        1,281            70
        Foreign                                (126)         (14)          ---
                                             ------        -----        ------
                                               (112)       1,610        (3,463)
                                             ------        -----        ------
     Deferred:
        Federal                               2,762        5,348        (3,614)
        State                                   671          555        (1,602)
        Foreign                                  84           33           (74)
                                             ------        -----        ------
                                              3,517        5,936        (5,290)
                                             ------        -----        ------
                                              3,405        7,546        (8,753)
     Less tax expense on extraordinary items    ---        8,681           ---
                                             ------        -----        ------
                                             $3,405       (1,135)       (8,753)
                                             ======        =====        ======


     The provision for income tax expense (benefit) differs from the amount which would be provided by applying the Federal statutory income tax rate of 35% to income or loss from continuing operations before extraordinary items and before income taxes as follows:

                                                   Years Ended December 31,
                                                   ------------------------
                                              1998          1997         1996
                                              ----          ----         ----
                                             (000s)        (000s)       (000s)

     Computed expected tax expense (benefit) $2,793         1,276       (8,403)
     Extraordinary gain                         ---         7,683       (1,345)
     State taxes, net of Federal impact         445         1,193         (996)
     Change in valuation reserve               (229)       (3,000)       1,582
     Non-deductible expenses                    343           281          219
     Goodwill amortization                      288           287          287
     Other, net                                (235)         (174)         (97)
                                             ------         -----       ------
                                             $3,405         7,546       (8,753)
                                             ======         =====       ======

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following:

                                                                 December 31,
                                                                 ------------
                                                            1998           1997
                                                            ----           ----
                                                            (000s)        (000s)
     Deferred tax assets:
        Allowance for doubtful accounts                   $   407           507
        Inventory reserves                                  1,585         3,237
        Net operating loss carryforward and tax credits     9,174         7,867
        Other                                                 279           ---
        Accrued liabilities                                 1,730         3,688
                                                          -------        ------
        Deferred tax assets                                13,175        15,299
        Less valuation reserve                             (3,626)       (3,855)
                                                          -------        ------
        Net deferred tax assets                             9,549        11,444
                                                          -------        ------

     Deferred tax liabilities:
        Property and equipment, principally depreciation   (8,376)       (9,367)
        Deferred costs                                     (5,271)       (3,202)
        Lease obligations                                     ---           128
        Other                                                (181)          235
                                                          -------       -------
        Net deferred tax liabilities                      (13,828)      (12,206)
                                                          -------       -------
        Net deferred income tax asset (liability)         $(4,279          (762)
                                                          =======       =======

     The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences and carryforwards are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods the net deferred tax assets are deductible, at December 31, 1998, management has a valuation reserve established for deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these deductible differences and carryforwards. This valuation reserve is evaluated and adjusted as facts and circumstances affecting the Company's tax situation evolve and the likelihood of recovery of deferred tax assets changes. During the fourth quarter of 1997 the valuation reserve was adjusted as a result of the Company's 1997 cumulative earnings substantiating that it is more likely than not that a portion of the deductible differences will be realized.

     The Tax Reform Act of 1986 expanded the corporate  alternative  minimum tax
(AMT). Under the Act, the Company's tax liability is the greater of its regular tax or the AMT. The Company is subject to the AMT primarily due to depreciation limitations for AMT purposes. The AMT that is actually paid will potentially be allowed as a credit against regular tax in the future to the extent future regular tax expense exceeds AMT. At December 31, 1998, the Company had approximately $1.1 million of estimated AMT credit carryforwards. In addition, at December 31, 1998, the Company had approximately $13.5 million of net operating loss carryforwards primarily for Federal regular income tax purposes which expire in 2011.

     Net cash received from prior period refunds was approximately $0.2 million in 1998, $1.9 million in 1997 and $2.4 million in 1996.

(12) EXTRAORDINARY ITEMS

         In 1994, Electronic Data Systems Corporation ("EDS") purchased 545,454 shares of the Company's Common Stock and 1,912,728 shares of the Company's Series A Junior Preferred Stock ("Series A Preferred Stock"). Additionally, the Company entered into an agreement with EDS which, among other things, called for EDS to provide to the Company enhanced computing, communications, system and engineering and field maintenance services under the lottery systems contracts. In 1996, the Company withheld certain payments to EDS due to EDS performance issues and related on-line lottery customer disputes. In mid-1996 the contract with EDS was terminated and EDS filed a complaint against the Company seeking payment of outstanding fees. On January 30, 1997, the Company and EDS settled all claims against each other. The settlement resulted in a net of taxes extraordinary gain on debt extinguishment of approximately $13.3 million ($1.29 and $1.26 per basic and diluted share, respectively) for the Company. The terms of the settlement included the redemption by the Company of all of the Common and Series A Preferred Stock owned by EDS, the transfer to the Company of certain assets used in the provision of EDS services to on-line lottery customers and the extinguishment of approximately $38.0 million of outstanding fees in exchange for a note payable with a present value of $26.1 million. The note was paid in October 1998. The transition of the EDS services and related employees to the Company was completed in 1997.

     The Company paid or accrued approximately $81.6 million to EDS for costs and expenses in 1996. Of those costs and expenses approximately $5.1 million were capitalized primarily in conjunction with software development and deferred start-up costs in 1996.

     In 1994, the Company completed the purchase of all of the outstanding stock of United Wagering Systems, Inc. ("UWS"). During 1995, the Company did not pay principal and interest obligations under the terms of the promissory notes to the sellers because of disputes related to the acquisition. In March 1996, the Company effected a settlement agreement resulting in a net of taxes extraordinary gain of $4.0 million ($.37 per basic and diluted share) gain on debt extinguishment.

     In the fourth quarter 1995, the Company made a decision to sell UWS, exclusive of the racetrack in Sunland Park, New Mexico. The Company entered into a non-binding letter of intent in the fourth quarter 1995 for the sale of this segment; however, this transaction was abandoned because final terms could not be negotiated. The Company continued to review other potential opportunities for the sale of this operation through the second quarter 1996; however, due to operational improvements and industry and market conditions, the Company decided to no longer actively pursue the disposal of the wagering systems segment. Accordingly, the results of operations of the wagering systems segment have been reclassified to continuing operations. The estimated provision for loss on disposal of approximately $5.5 million ($.52 per basic and diluted share), recorded in 1995, was reversed in the third quarter of 1996.

(13) BENEFIT PLANS

     The Company's 1994 Stock Incentive Plan (the "Plan") provides for the granting of options, stock appreciation rights, restricted stock, performance units and performance shares to employees, consultants and advisors of the Company and the granting of options to non-employee directors of the Company (collectively or individually, "Awards). The total number of shares authorized for issuance under the Plan to 1,500,000. At December 31, 1998, the remaining number of shares available for issuance under the Plan was approximately 163,000.

     Options granted under the Plan are designated as either incentive stock options or as non-incentive stock options. The term of an option may not exceed 10 years from the date the option is granted or 15 years in the case of certain non-incentive stock options.

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

     All options currently outstanding are 100% exercisable no later than 4 years after grant date.

                                                                Weighted Average
                                                   Shares        Exercise Price
                                                   ------       ----------------
     Year ended December 31, 1996
     Outstanding, beginning of year                 919,782          11.45
        Granted                                     352,500           4.78
        Exercised                                       ---            ---
        Cancelled                                  (348,693)         11.74
                                                  ---------
     Outstanding, end of year                       923,589           8.76
                                                  =========
     Exercisable, end of year                       547,749           9.67
                                                  =========

     Year ended December 31, 1997
        Granted                                     232,000           5.58
        Exercised                                   (26,698)          7.23
        Cancelled                                  (126,208)          8.95
                                                  ---------
     Outstanding, end of year                     1,002,683           8.04
                                                  =========
     Exercisable, end of year                       644,011           8.96
                                                  =========

     Year ended December 31, 1998
        Granted                                     286,000          11.65
        Exercised                                   (29,165)          5.40
        Cancelled                                   (44,854)         10.62
                                                  ---------
     Outstanding, end of year                     1,214,664           8.86
                                                  =========
     Exercisable, end of year                       828,645           8.73
                                                  =========

     Information regarding options outstanding and exercisable at December 31, 1998, follows:


                                        Options Outstanding                 Options Exercisable
     Range of          -----------------------------------------------   -------------------------
     Exercise                     Weighted Average   Weighted Average            Weighted Average
      Price            Shares      Exercise Price    Remain Life (Yrs)   Shares    Exercise Price
     --------          ------     ----------------   -----------------   ------   ----------------


     $3.00 - 5.00       268,301           $4.09            8.0          210,291         $4.17
     $5.00 - 10.00      444,168            7.69            6.7          347,159          8.05
     $10.00 - 15.00     460,195           12.10            7.5          229,195         12.60
     $15.00 - 28.00      42,000           16.23            5.5           42,000         16.23
                      ---------                                         -------
                      1,214,664                            7.2          828,645
                      =========                            ===          =======


     A stock purchase plan was established in 1991, which is available to all permanent full-time employees. The Stock Purchase Plan provides for the purchase of the Company's Common Stock through payroll deductions of up to 3% of an employee's current compensation. In addition, the Company may make cash contributions to each employee's stock purchase account in an amount up to 50% of each payroll deduction credited to the account. In 1997, an additional 500,000 shares were authorized by a vote of stockholders bringing the total number of shares authorized for issuance under the Stock Purchase Plan to 700,000. Under the Stock Purchase Plan, the Company will offer to sell shares of its Common Stock at the end of each one year period (the "Purchase Period"), which begins January 1 and ends December 31 of each year. Shares will be purchased at the lesser of 85% of the fair market value of the Company's Common Stock on the first or last day of the Purchase Period. There were 97,997 shares at $9.99 per share purchased in January of 1999 for the 1998 Purchase Period; 132,524 shares at $3.35 per share purchased in January of 1998 for the 1997 Purchase Period; and 117,075 shares at $2.98 per share purchased in January of 1997 for the 1996 Purchase Period. Under the Stock Purchase Plan, the Company contributed approximately $322,000, $149,000 and $117,000 for 1998, 1997 and
1996, respectively. Remaining authorized shares available for issuance under the plan were approximately 172,000 at December 31, 1998.

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

                                      1998              1997              1996
                                     (000s)            (000s)            (000s)

     Net earnings (loss)             $3,060            17,637           (15,352)
                                     ======            ======           =======

     Net earnings (loss) per share:

     Basic                            $0.29             1.71              (1.44)
                                      =====             ====              =====

     Diluted                          $0.28             1.68              (1.44)
                                      =====             ====              =====

     The fair value of the options granted and shares issued under the Company's employee stock purchase plans in the three years ending December 31, 1998 was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%; expected life of 4 years for 1998, 5 years for 1997 and 1996, and a risk-free interest rate of 5.25% for 1998 and 6% for 1997 and 1996. The volatility factors used for the pro-forma amounts are 206% for 1998, 129% for 1997 and 57% for 1996.

     Employees aged 21 and above are eligible to participate in the Company's 401(K) employee savings plan the first of the month after hire (or after one day of service). Employer contributions are discretionary under the plan. Employer contributions under the plan were approximately $783,000 in 1998, $607,000 in 1997and $237,000 in 1996.

(14) OTHER CHARGES

     In 1996 the Company recorded approximately $34.1 million of special charges for restructuring costs and asset impairments, consisting of $31.0 million related to the on-line lottery segment and approximately $3.1 million related to the wagering systems segment as discussed in Note 12.

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

     The Company typically posts bid, litigation, and performance bonds for on-line lottery contracts. At December 31, 1998, the Company had collateral in support of the various bonds outstanding consisting of $1.2 million of restricted deposits and $7.5 million of irrevocable standby letters of credit. Should the Company fail to meet contractually specified obligations during the contract term, the lottery authority may assess damages and exercise its right to collect on the applicable bond. The Company has had disputes with customers over implementation schedules, deliverables and other issues. The Company works with these customers to resolve these differences; however, should the Company be unable to resolve any disputes in a mutually satisfactory manner, the Company may suffer negative consequences in its relationships with these and other customers and its pursuit of future business. The ultimate cost to the Company of such damages (if any) would be net of its claims under risk management policies in effect as appropriate.

     The recovery of a significant amount of the Company's investment in the racetrack operations in Sunland Park, New Mexico is largely contingent upon the success of gaming at the racetrack. The Company's investment in the racetrack operations is approximately $23.4 million and current plans call for approximately $3 million to $4 million of additional expenditures for facility enhancements, gaming machines and related equipment.

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

     International sales denominated in foreign currencies accounted for approximately $9.2 million or 4.3% of the Company's consolidated revenues in 1998, $20.3 million or 10% of consolidated revenues in 1997 and $16.6 million or 9% of consolidated revenues in 1996. Management can give no assurances that changes in currency and exchange rates will not materially affect the Company's revenues, costs, cash flows and business practices and plans. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, delays in receiving payments on accounts receivable balances, reimbursement approvals (both governmental and private), difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws and regulations. In addition, the Company's foreign operations would be affected by general economic conditions in the international markets in which the Company does business, such as a prolonged economic downturn in Europe or the Asian-Pacific region. There can be no assurances that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition, results of operations or cash flows. The Company has not historically attempted to hedge the risks of fluctuating exchange rates given the currencies involved and the terms of payment granted to its customers.

     In March 1996, Ladbroke Holdings del Peru S.A. ("Ladbroke") filed an action in the United States District Court, Eastern District of Michigan, against United Tote Company and the Company. The complaint alleged, in part, that United Tote had violated an agreement that it had entered with Ladbroke to "supply, install, commission and operate" a number of wagering terminals and that United Tote, without justification, notified Ladbroke that it was terminating the agreement. Ladbroke alleged that United Tote and the Company's conduct constituted a breach of contract, wrongful termination of contract, fraudulent misrepresentation and tortious interference with contract/business relationship. The complaint does not specify a damage figure but seeks recovery of all "actual, incidental and consequential damages." The Company and United Tote filed a counterclaim against Ladbroke alleging claims for breach of certain of Ladbroke's obligations under the contract and unjust enrichment. The counterclaim alleged, in part, that Ladbroke failed to identify a sufficient number of viable retailer locations, and failed to promote, design and market the game so as to create sufficient demand. The case is in discovery and the Company intends to continue to vigorously defend the action. The Company cannot reasonably predict the ultimate outcome of this litigation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

     Name                     Age  Position
     ----                     ---  --------

     Richard R. Burt          52   Chairman and Director
     James J. Davey (1)(2)    57   Vice Chairman and Director
     Patricia W. Becker (1)   47   Director
     John R. Hardesty (1)(2)  59   Director
     Richard M. Haddrill      45   President, Chief Executive Officer, and
                                      Director
     Susan J. Carstensen      36   Chief Financial Officer and Treasurer
     Michael L. Eide          48   President of Gaming Operations
     Alan Rassaby             43   Senior Vice President of Legal and
                                      Administration
     Christer S. T. Roman     47   Senior Vice President of Product and Business
                                      Development
----------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

     Richard R. Burt became a director and chairman of the Company on December 15, 1994. Mr. Burt is a founder and the chairman of IEP Advisors, Inc. in Washington D.C., a consulting and merchant banking firm. From 1991 to 1994, Mr. Burt was a partner in McKinsey & Co., a world-wide management consulting firm. During the period from 1989 to 1991, Mr. Burt served as the Chief Negotiator in the Strategic Arms Reduction Talks (START) with the former Soviet Union. He was the U.S. Ambassador to the Federal Republic of Germany from 1985 to 1989. Mr. Burt was the Assistant Secretary of State for European and Canadian Affairs from 1983 to 1985, and served as Director of Politico-Military Affairs from 1981 to 1983. Mr. Burt also serves as the Chairman of the Board of Weirton Steel, Inc., a tin-plate manufacturer, and serves on the Board of Directors of the Paine Webber Mutual Funds, Hollinger International, a company owning newspapers in Europe, Canada, Australia and the United States, Archer Daniels Midland, an agri-business company and Homestake, a gold mining company. In addition, Mr. Burt is a member of the Textron Corporation's International Advisory Council

     James J. Davey was elected as a director of the Company effective February 25, 1993, and was elected as vice chairman on May 31, 1994. He first joined the Company as chief operating officer in October 1992. Mr. Davey served as chief executive officer from February 25, 1993 until May 31, 1994, and from February 24, 1994 until May 31, 1994, he also served as president. From October 1992 until February 1993, Mr. Davey served as president of the Company's on-line lottery services subsidiary, AWI. From 1986 to October 1992, Mr. Davey was the director for the Oregon State Lottery. From 1985 to 1986, Mr. Davey was deputy director and assistant director of administration for the Oregon State Lottery. From 1980 through 1984, Mr. Davey served as administrator for the Oregon Department of Revenue.

     Patricia W. Becker was appointed to the Board of Directors effective January 18, 1995 to fill a newly created position thereon. Ms. Becker is the owner of Patricia Becker & Associates, a consulting firm. She is a consultant to the Company and serves as chair of its Compliance Committee. Ms. Becker served as the chief of staff to Bob Miller, Governor of Nevada, from October 1993 to January 1995. Prior to that, she was senior vice president, general counsel and secretary of Harrah's Casino Hotels from June 1989 to July 1993 and vice president, general counsel and secretary from 1984 to 1989. Ms. Becker was deputy and chief deputy attorney general assigned to the Nevada Gaming Division from 1979 until she was appointed to the State Gaming Control Board, where she served until September 1984. Ms. Becker is a vice chair for the Gaming Law Section of the American Bar Association, a past president of the Nevada Trial Lawyers Association and secretary and a trustee of the International Association of Gaming Attorneys. Ms. Becker currently serves on the Board of Directors of Fitzgeralds Gaming Company, a Nevada based company which owns casinos.

     John R. Hardesty was appointed to the Board of Directors effective December 18, 1996 to fill a vacancy thereon created by the resignation of Jeffrey D. Cushman. Mr. Hardesty is chairman of Electro Dynamics Crystal Corporation, a manufacturer of electronic components for the communication industry. Mr. Hardesty also owns 100% of Thermo Dynamics, Inc., a manufacturer of synthetic quartz for the electronics industry and investments, J.G. Inmobiliaria SA De.CV and Inmobiliaria San Panchos De.RL De.CV, Mexican corporations which hold real estate investments; and Zona Virtual SA De.CV, a Mexican corporation which is an internet provider and computer sales and service company in Puerto Vallerta, Mexico. Mr. Hardesty serves as a director and Chief Financial Officer of LeTeko, Inc., a gold exploration company. From 1988 until its sale in 1995, Mr. Hardesty was the owner and chairman of Dixson Inc., a manufacturer of electronic instruments for the heavy-duty truck market and process control market.

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

     Susan J. Carstensen was appointed treasurer of the Company on June 4, 1998 and has served as chief financial officer since May 15, 1997. Ms. Carstensen was vice president, finance of the Company from November 7, 1996 to May 15, 1997. From June 1995 to November 1996 she was corporate controller for the Company. From February 1995 to June 1995 she was the director of internal audit for the Company. Ms. Carstensen managed the cost and financial accounting for Martin Marietta Astronautics Group in Denver, Colorado from May 1991 through February 1995. From August 1985 through May 1991 Ms. Carstensen was with the accounting firm of Ernst & Young in Denver, Colorado.

     Michael L. Eide was appointed President of the Company's recently formed Gaming Operations Division overseeing the development of Sunland Park and the Montana Route operations in June of 1998. He is also currently serving as vice president and director of the Company's wholly-owned subsidiary, VLC. He had served as president of VLC since December 1, 1994. Prior to that time he served as treasurer and chief financial officer of the Company from May 1991 until December 1994 and assistant secretary from October 1992 through December 1994. He has also held the positions of secretary, treasurer and assistant secretary with VLC during the period November 1990 through December 1994. From 1977 to December 1988, Mr. Eide was a principal in the accounting firm of Neil, Williamson, Eide and Staker in Bozeman, Montana.

     Alan Rassaby joined the Company as Senior Vice President of Legal and Administration on December 3, 1998. Prior to his appointment, Mr. Rassaby was a partner at Phillips Fox, Lawyers. He has provided counsel to the Company since 1992. Mr. Rassaby was instrumental in developing gaming laws for the Australian state of Victoria and was active in other government programs prior to joining Phillips Fox.

     Christer S. T. Roman joined the Company as Senior Vice President of Product and Business Development on December 3, 1998. Prior to that time Mr. Roman served five years as the managing director of EssNet AB, a Sweden-based lottery systems supplier. From 1984 until 1992 Mr. Roman served as president of the London-based Datech Group Plc, an international information systems company.

     The Board of Directors adopted a new director compensation plan effective July 1, 1998. Directors, who are not employees of the Company, receive a calendar year retainer of $25,000 annually, 50% in quarterly cash payments and 50% in common stock of the Company, for serving on the Board of Directors, plus $1,000 for each Board meeting and $1,000 for each Audit, Compensation or Executive Committee meeting attended in person or $500 for each telephonic meeting they attend. A non-employee director serving as chairperson of the Company's Board of Directors receives an all inclusive calendar year retainer of $100,000, 75% in quarterly cash payments and 25% in common stock of the Company, for serving in such capacity. Each non-employee director who serves as the chairperson of any committee of the Board of Directors receives a further fee of $2,000 for each committee meeting attended for his or her services in such capacity. Directors are also reimbursed for out-of-pocket expenses incurred in attending Board of Directors and committee meetings. Non-employee directors also receive $1,000 per day for time spent on licensing related matters or fulfilling special assignments requested by the Chief Executive Officer, up to a maximum of five (5) days per calendar year. Mr. Burt was granted an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Stock Incentive Plan, and an option to purchase 20,000 shares pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors, with both options having an exercise price of $8.25 per share; and Ms. Becker was granted an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Stock Incentive Plan and an option to purchase 20,000 shares pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors, with both options having an exercise price of $9.28 per share. On August 12, 1996, concurrent with his becoming a non-employee director, Mr. Davey received an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Stock Incentive Plan and an option to purchase 20,000 shares pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors, with both options having an exercise price of $3.41 per share. On December 18, 1996, concurrent with his becoming a non-employee director, Mr. Hardesty received an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1994 Stock Incentive Plan and an option to purchase 20,000 shares pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors, with both options having an exercise price of $4.13 per share. Effective June 4, 1998, each non-employee director receives 500 shares of restricted common stock after each annual meeting of stockholders. The restricted stock is issued under the Company's stock incentive plan and the restrictions lapse in one-third increments beginning on the first anniversary of the grant date. Directors who are employees of the Company receive no additional compensation for serving as a director, except that all directors and executive officers receive up to $10,000 in reimbursement of their expenses in connection with matters related to various regulatory disclosure requirements and up to $1,500 per quarter thereafter to keep such information current.

Section 16(a) - Beneficial Ownership Reporting Compliance
---------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file by specific dates with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company on Forms 3, 4 and 5. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to report any failure to file by the relevant due date any of these reports based solely on the Company's review of copies of such reports furnished to it and written representations received by the Company that the filing of a Form 5 was not required. Based upon this review, the Company is not aware of any person who at any time during 1998, was a director, officer or a beneficial owner of ten percent or more of any class of equity securities of the Company registered pursuant to the Exchange Act who failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information for the year ended December 31, 1998 and for years ended December 31, 1997 and 1996 concerning the compensation of the chief executive officer as of December 31, 1998 and the most highly compensated executive officers of the Company with compensation in excess of $100,000 (other than the chief executive officer) who were serving as executive officers as of December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation
                                                                 ----------------------
                                                     Other               Awards
                                Annual Compensation  Annual              ------            All Other
Name and                        -------------------  Compen-    Restricted  Stock Options   Compen-
Principal Position        Year  Salary $    Bonus $  sation $   Stock $(1)     (Shares)     sation
------------------        ----  --------    -------  --------   ----------  -------------  ---------

Richard M. Haddrill       1998   387,015    522,000    34,815(2)   452,000      50,000         ---
 President and Chief      1997   260,523    430,000   154,189(2)       ---         ---         ---
 Executive Officer        1996   202,133    150,000       ---      133,200     140,000         ---

Susan J. Carstensen       1998   126,508     54,000       ---          ---      15,000         ---
 Chief Financial Officer  1997   100,031     48,000       ---          ---      18,000         ---
 and Treasurer            1996    69,276      5,000       ---          ---         ---         ---

Michael L. Eide           1998   203,051     40,500       ---          ---         ---         ---
 President - Gaming       1997   203,256    126,000       ---       40,313       8,000         ---
 Operations               1996   203,256     40,000       ---          ---      20,000         ---

----------

(1) With respect to Mr. Haddrill's restricted stock holdings, of the initial grant in 1998 of 100,000 shares, 75,000 remained restricted as of January 1, 1999 with a market value of approximately $1,035,937. Restrictions lapse on 25,000 shares each in January of 2,000, 2,001 and 2002. Mr. Haddrill was also awarded 30,000 shares of restricted Common Stock in 1996, 10,000 of which remained restricted as of December 31, 1998 with a market value of approximately $145,000 and such restrictions on the 10,000 shares will lapse in September 1999. (See "Employment and Other Contracts.") All dividends declared and paid by the Company, if any, on the restricted stock, shall be held by the Company until such restrictions thereon lapse at which time the dividends, without interest thereon, shall be paid. Mr. Eide received 3,000 shares of restricted stock in February 1998, of which 3,000 remain restricted at January 1, 1999, with an aggregate market value of $41,437. Mr. Eide's restricted shares vest in one-third increments on February 13, 1999, 2000 and 2001.
(2)  Relocation assistance.

Option Grants in Last Fiscal Year
---------------------------------

     The following table sets forth information with respect to options granted under the Company's 1994 Stock Incentive Plan to each of the executive officers and directors named in the Summary Compensation Table above during 1998.


                            OPTION GRANTS DURING 1998
                                 Individual Grants
                      -------------------------------------------------------   Potential Realizable Value
                      Number of     Percent of                                    at Assumed Annual Rates
                      Securities   Total Options                                of Stock Price Appreciation
                      Underlying    Granted to       Exercise                       for Option Term(2)
                       Options      Employees         Price        Expiration   ---------------------------
Name                   Granted       in 1998      (per Share)(1)      Date         5%               10%
-------------------   ----------   -------------  --------------   ----------   --------         ----------

Richard M. Haddrill    50,000(4)          17.5%        $11.49       02/13/08    $520,034         $1,168,291

Susan J. Carstensen     7,000(3)           5.2%        $11.49       02/13/08     $72,805           $163,561
                        8,000(3)           2.8%        $12.06       12/14/08     $59,115           $151,262

Michael L. Eide           ---              ---            ---            ---         ---                ---

----------

(1) All options were granted at an exercise price equal to the fair market value of the Common Stock which is the average of the closing value of the Common Stock for the 20 trading days immediately preceding the date of grant. Such options may not be exercised later than 10 years, or earlier than one year, after the date of grant.
(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions. The amounts reflected in this table may not necessarily be achieved.
(3)  These options vest over a period of three years.
(4)  These options fully vest on grant date.

The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 1998.

                        Aggregated 1998 Option Exercises
                       and December 31, 1998 Option Values

                         Number of Unexercised Options
                               (in Common Shares)        Value of Unexercised In-the-Money
                              at December 31, 1998        Options at December 31, 1998(1)
                         -----------------------------   ---------------------------------
                            Exercisable/Unexercisable        Exercisable/Unexercisable
                         -----------------------------   ---------------------------------

Richard M. Haddrill(2)            314,800/---                     $1,605,570/---
Susan J. Carstensen                 6,000/27,000                     $43,744/$117,829
Michael L. Eide                    77,333/2,667                     $491,655/$26,670


----------

(1) Options are in the money if the fair market value of the underlying securities exceeds the exercise or base price of the option. Fair market value of the Common Stock underlying the options on December 31, 1998 was $13.81, the average of the high and low reported sales price on the Nasdaq National Market System on that date, which does not exceed the base price.
(2) Mr. Haddrill exercised 8,000 options with an exercise price of $4.44 per share on December 27, 1998.

DEFINED BENEFIT AND LONG-TERM COMPENSATION PLAN
-----------------------------------------------

     The Company does not have any defined benefit, actuarial or long-term incentive plan.

                     EMPLOYMENT AND CERTAIN OTHER CONTRACTS

     Employment Agreement with Richard M. Haddrill: Pursuant to the terms of an employment agreement with Mr. Haddrill approved by the Board of Directors on February 26, 1998, Mr. Haddrill serves the Company as its president and chief executive officer. Unless sooner terminated pursuant to its terms, the employment agreement terminates on January 1, 2003 and is subject to one-year extensions thereafter. The employment agreement provides for a base salary of $380,000. Mr. Haddrill is eligible to receive annual bonuses up to twice the base salary if certain performance criteria are satisfied for such year. In addition, Mr. Haddrill was awarded 100,000 shares of restricted Common Stock that vest at the rate of one-fourth annually over the next four years beginning on January 1, 1999 and options to purchase 50,000 shares of Common Stock at an exercise price of $11.48 per share, the average of the closing value of the Common Stock for the 30 trading days immediately preceding the date of grant. The employment agreement further provides that if Mr. Haddrill's employment is terminated for any reason, then all unvested restricted shares shall revert to the Company. In addition, the employment agreement provides that if Mr. Haddrill's employment is terminated for "cause" (as defined in the employment agreement) or by him other than for "good reason" (as defined in the employment agreement), then all unvested options shall be forfeited. If Mr. Haddrill's employment is terminated for any other reason, then certain of the options become exercisable. All such options become immediately exercisable, and all restrictions on restricted stock held by Mr. Haddrill immediately lapse, upon a "change in control" (as defined in the employment agreement) of the Company. In addition, if Mr. Haddrill's employment is terminated for any reason other than "cause" or if he terminates his employment for "good reason" (including termination in certain circumstances following a change in control), then he is entitled to receive all accrued but unpaid salary and bonus and to receive a lump sum equal to two times the sum of the total base salary plus annual bonus, as well as payment of certain benefits through the remaining term of the employment agreement. Mr. Haddrill is entitled to the reimbursement of certain relocation expenses and other business expenses. Finally, the employment agreement provides that Mr. Haddrill will not compete with the Company for a period of 18 months following his termination.

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

     Agreement with Michael L. Eide: On January 17, 1995, the Company entered into an agreement with Mr. Eide to provide for the continuance of his position as president of VLC. If Mr. Eide is removed from his position with the Company without cause, he will receive his then current salary for a period of six months following termination. In the event there is a change of control of the Company and Mr. Eide's employment is terminated by the Company without good cause, or by Mr. Eide for certain reasons set forth in the agreement, then Mr. Eide is entitled to an amount equal to twice his annual salary. Mr. Eide also agreed to certain confidentiality, non-competition and similar provisions

     Agreement with Alan Rassaby: On July 2, 1998, the Company entered into an agreement with Mr. Rassaby. The agreement provides Mr. Rassaby with a base salary of $180,000 and an annual bonus potential of $100,000 based upon the Company's executive incentive compensation plan. In addition, under the agreement, Mr. Rassaby was awarded an option to purchase 20,000 shares of the Company's Common Stock on the first day of his employment which vests over a three-year period from the date of grant. The exercise price of $11.79 per share. Mr. Rassaby received reimbursement for relocation expenses. In the event of termination without cause, Mr. Rassaby is entitled to receive a lump sum payment equal to twelve months salary if terminated in the first year of employment, eight months salary if terminated in the second or third year or six months base salary if terminated without cause in year four or subsequent.

     Agreement with Christer S. T. Roman: On December 15, 1998, the Company entered into an agreement with Mr. Roman for a period of three years. The agreement provides Mr. Roman with a base salary of $180,000 and an annual bonus potential of $100,000 based upon the Company's executive incentive compensation plan. In addition, under the agreement, Mr. Roman was awarded an option to purchase 20,000 shares of the Company's Common Stock on the first day of his employment which vests over a three-year period from the date of grant. The exercise price is $11.79 per share. Mr. Roman received reimbursement for relocation expenses. In the event of termination without good cause, Mr. Roman would be entitled to receive his base annual salary in effect plus guaranteed bonuses for the remaining term of the agreement.

     Richard R. Burt, who became the chairman of the Board of Directors in December 1994, is the chairman and a founder of IEP Advisors, Inc. (IEP), which has been retained by the Company to provide consulting services and to assist the Company in connection with its international activities since October 1994 at a rate of $15,000 per month plus expenses. The Company paid IEP an aggregate of approximately $189,641 in 1998. The current contract with IEP Advisors terminates in December of 1999 unless terminated upon 30 days notice by the Company or IEP.

     In addition, Mr. Burt and the Company entered into a consulting agreement in November 1994, under which Mr. Burt is to provide advice and assistance relating to the promotion of the Company's business and to assist in the development of business opportunities for the Company. The agreement provides for a per day rate of $1,000 for each day such services are performed and reimbursement of out-of-pocket expenses. The agreement is separate and distinct from Mr. Burt's duties and responsibilities as a director of the Company. The agreement further provides for termination of the agreement by Mr. Burt or the Company, without penalty, upon 90 days' prior written notice. During 1998 an aggregate of approximately $4,000 was paid pursuant to the agreement.

     In December 1995 the Company entered into a consulting agreement with Patricia W. Becker, a director of the Company, for the period of two years commencing January 16, 1995. In September 1997 the Board renewed the agreement for an additional period of one year. In December 1998 the agreement was again renewed and provides that Ms. Becker shall serve as the chairperson of the Compliance Committee of the Company, and otherwise provide advice and assistance to the Company on matters of regulatory compliance and such other matters as requested by the Company. The agreement provides for an annual retainer fee of $100,000 plus a per day rate of $1,000 for each day such services are performed and reimbursement of out-of-pocket expenses. The agreement is separate and distinct from Ms. Becker's duties and responsibilities as a director of the Company. The agreement further provides for termination of the agreement by Ms. Becker or the Company, without penalty, upon 90 days' prior written notice. The Company paid Ms. Becker an aggregate amount of approximately $75,000 during 1998 pursuant to the agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 1, 1999 by (i) each person owning beneficially more than five percent of the outstanding shares of the Common Stock, (ii) each director and director nominee of the Company, (iii) each person named in the Summary Compensation Table appearing elsewhere herein and (iv) all executive officers and directors of the Company as a group. The information under this caption is based on representations made to the Company by individual directors or nominees and/or filings made with the SEC. Each person has sole investment and voting power with respect to the shares indicated except as otherwise shown. In conjunction with the Merger Agreement entered into on March 10, 1999, the directors and executive officers of the Company have entered into or agreed to enter into voting agreements with Anchor Gaming pursuant to which such directors and officers, among other things, agreed to vote an aggregate of approximately 4.4% of the Company's outstanding shares in favor of the Merger.

     On March 10, 1999, the Company announced its pending merger with Anchor Gaming. A definitive merger agreement has been signed which provides for Anchor's acquisition of Powerhouse at $19.50 per share. The transaction is subject to approval by the shareholders of Powerhouse and the expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act. The merger, which will also require approval of various gaming authorities, is expected to close in the second half of calendar 1999.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                               Number of Shares         Percent of Class
                                                               ----------------         ----------------
                                                             Beneficially Owned(1)      March 1, 1999(1)
                                                             ---------------------      ----------------

Dimensional Fund Advisors Inc................................   720,900 (2)                     6.4%
  1299 Ocean Ave., 11th Floor
  Santa Monica, CA 90401-1038
Fir Tree Partners (Fir Tree, Inc. d/b/a Fir Tree Partners)...   697,400 (3)                     6.3%
   1211 Ave of the Americas, 29th Floor
   New York, NY 10036
Capital Technology Inc.......................................   616,100 (4)                     5.5%
  8314 Pineville-Matthews Road, Suite 295
  Charlotte, NC 28226
Richard M. Haddrill+, ++.....................................   590,357 (5)(6)                  5.3%
Michael L. Eide..............................................   216,707 (7)                     1.9%
John R. Hardesty+............................................   117,837 (8)                     1.1%
James Davey+.................................................    35,135 (8)                        *
Richard R. Burt+.............................................    32,285 (8)                        *
Patricia W. Becker+..........................................    31,392 (8)                        *
Susan J. Carstensen ++.......................................    15,653 (9)                        *
All directors and executive officers as a group.............. 1,039,366 (5)(6)(7)(8)(9)         9.3%


----------

+    Director of the Company
++   Executive Officer of the Company
*    Denotes less than 1%

(1) Based on 10,622,958 shares of Common Stock outstanding as of the close of business on March 1,1999. The share holdings in this table do not include rights to receive stock or options granted under various Company plans to directors and executive officers that do not vest or become exercisable within 60 days of March 1,1999.
(2) Dimensional Fund Advisors Inc. ("Dimensional"), incorporated in Delaware, an investment advisor registered under the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled groups trusts. (These investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over the securities of the Company reported in this item that are owned by the Portfolios. All the securities of the Company reported in this item are owned by the Portfolios, and Dimensional disclaims beneficial ownership of such securities.
(3) Fir Tree, Inc. is a New York corporation doing business as Fir Tree Partners ("Fir Tree Partners"), of which Mr. Jeffrey Tannenbaum is the sole shareholder, executive officer, director and principal. Mr. Tannenbaum acquired the shares through his position as principal of Fir Tree Partners for an institutional account for which Fir Tree Partners serves as trading advisor and for the account of the Fir Tree Value Fund, L.P. ("Fir Tree Value Fund") of which Mr. Tannenbaum is the general partner. Fir Tree Partners' holdings are reported pursuant to amendment to Form 13D. Fir Tree Partners is the beneficial owner of 697,400 shares of Common Stock of which 45,315 shares are beneficially owned by Fir Tree Partners in its capacity as investment advisor to Fir Tree LDC, a Cayman Islands limited duration company ("Fir Tree LDC"). Jeffrey Tannenbaum is the investment advisor of Fir Tree LDC and, as such, retains voting and dispositive power over the shares. 546,465 shares are beneficially owned by Fir Tree Partners for the account of the Fir Tree Value Fund and 105,620 shares are held for the account of the Fir Tree Institutional Value Fund.
(4) Capital Technology Inc. is an investment advisor organized in North Carolina. Capital Technology Inc. has sole power to dispose or direct the disposal of all shares beneficially owned and has sole power to vote or direct to vote 279,500 shares.
(5) Includes 75,000 shares of restricted stock of the Company vesting in equal installments on each of January 1, 2000, 2001 and 2002 and 10,000 shares of restricted stock of the Company vesting on September 9, 1999.
(6) Includes options to purchase 364,800 shares of Common Stock, currently exercisable or which will be exercisable within 60 days, granted pursuant to the Company's 1994 Stock Incentive Plan.
(7) Includes options to purchase 78,333 shares of Common Stock currently exercisable granted pursuant to the Company's 1994 Stock Incentive. Includes 12,318 shares held by Mr. Eide's son as to which Mr. Eide disclaims beneficial ownership.
(8) Includes options to purchase 10,000 shares of Common Stock currently exercisable granted pursuant to the Company's 1994 Stock Incentive Plan and options to purchase 20,000 shares of Common Stock currently exercisable pursuant to the Company's 1993 Stock Incentive Plan for Non-Employee Directors.
(9) Includes options to purchase 11,665 shares of Common Stock granted under the Company's 1994 Incentive Stock Plan currently exercisable or which will be exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1998 the Company and its subsidiaries have had no transactions in which any director of the Company, or any member of the immediate family of any such director, had a material direct or indirect interest reportable under the applicable rules of the SEC except as follows:

     In December 1997, the Company entered into an agreement with William Spier, who served as a director from July 1991 to February 1998, with respect to the exercise of his demand registration rights under a stockholder's agreement, which provided that a registration include, in the offering, all shares of Company's Common Stock held by Mr. Spier and the Spier Group. It further provided that Mr. Spier must resign as a director of the Company. The shares were marketed and sold principally to a variety of institutional investors. The sale of all the Spier Group stock was completed on February 10, 1998.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements (See page 42 for the Index to consolidated financial statements)

              Independent Auditors' Report
              Consolidated Financial Statements:
              Statements of Earnings for the years
                  ended  December 31, 1998,  1997 and 1996
              Balance  Sheets as of December 31, 1998 and 1997
              Statements of Stockholders'  Equity for the years
                  ended December 31, 1998, 1997 and 1996
              Statements of Cash Flows for the years
                  ended December 31, 1998, 1997 and 1996
              Notes to Consolidated Financial Statements

     (a)  2. Financial Statement Schedules

          All schedules are omitted because the information prescribed thereon is neither applicable nor required or is furnished in the consolidated financial statements or notes thereto.

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

        4.1     Specimen  form  of  the  Company's   Common  Stock   Certificate
                (incorporated   by   reference   to  Exhibit  4.1  to  the  1991
                Registration Statement)

        10.1    Video  Lottery   Technologies,   Inc.  1991  Stock  Option  Plan
                (incorporated   by   reference  to  Exhibit  10.1  to  the  1991
                Registration Statement)

        10.2 Video Lottery Technologies, Inc. 1991 Employee Stock Purchase Plan (amended June 18, 1997) (incorporated by reference to
                Exhibit 10.2 to the 1997 Form 10-K.)

        10.3 1992 Video Lottery Technologies, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the 1997 Form 10-K.)

        10.4 1993 Video Lottery Technologies, Inc. 1993 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit
                10.4 to the 1997 Form 10-K.)

        10.5 1994 Powerhouse Technologies, Inc. Stock Incentive Plan (amended June 18, 1997 and February 13, 1998) (incorporated by reference to Exhibit 10.5 to the 1997 Form 10-K.)

        10.6 Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit
                10.3 to the 1991 Registration Statement)

        10.7    Credit   Agreement  and  related   documents  among   Powerhouse
                Technologies, Inc., Lehman Brothers Inc., Lehman Commercial Paper Inc., and Canadian Imperial Bank of Commerce dated as of October 9, 1998 (incorporated by reference to Exhibit 10.1 to the September 30, 1998 Form 10-Q.)

        10.8 Settlement Agreement between Video Lottery Technologies, Inc., and the Shelhamers (incorporated by reference to Exhibit 10.16 to the 1995 Form 10-K.)

        *10.9 International Equity Partners Related Party Consulting Agreement dated December 15, 1998

        10.10 Richard R. Burt Related Party Consulting Agreement (incorporated by reference to Exhibit 10.22 to the 1996 Form 10-K)

        *10.11 Patricia W. Becker Related Party Consulting Agreement dated December 15, 1998

        10.12 Richard M. Haddrill Employment Agreement dated January 1, 1998 (incorporated by reference to Exhibit 10.23 to the 1997 Form 10-K.)

        *10.13  Alan Rassaby Employment Agreement

        *10.14  Christer S. T. Roman Employment Agreement

        10.15   Susan  J.  Carstensen  Employment  Agreement   (incorporated  by
                reference to Exhibit 10.28 to the 1996 Form 10-K)

        10.16 Michael L. Eide Employment Agreement (incorporated by reference to Exhibit 10.26 to the 1996 Form 10-K)

        *22.1   List of Subsidiaries

        *24.1   Independent Auditors' Consent

        *EX-27  Financial Data Schedule (For SEC Use Only)

     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

Form 8-K dated March 12, 1999 reporting the Agreement to Merger with Anchor Gaming.

     (c) Exhibits required by Item 601 of Regulation S-K: The exhibits filed herewith and incorporated by reference herein are set forth in Item 14(a)(3) above. Included in those exhibits are the following executive compensation plans and arrangements:

          10.1  Video Lottery Technologies, Inc. 1991 Stock Option
          10.2  Video Lottery Technologies, Inc. 1991 Employee Stock Purchase
                   Plan
          10.3  1992 Video Lottery Technologies, Inc. Stock Incentive
          10.4 1993 Video Lottery Technologies, Inc. 1993 Stock Option Plan for Non-Employee Directors
          10.5  1994 Powerhouse Technologies, Inc. Stock Incentive Plan
          10.6 Form of Indemnification Agreement between the Company and its directors and officers
          10.9 International Equity Partners Related Party Consulting Agreement dated December 15, 1998
         10.10  Richard R. Burt Related Party Consulting Agreement
         10.11 Patricia W. Becker Related Party Consulting Agreement dated December 15, 1998
         10.12  Richard M. Haddrill Employment Agreement dated January 1, 1998
         10.13  Alan Rassaby Employment Agreement
         10.14  Christer S. T. Roman Employment Agreement
         10.15  Susan J. Carstensen Employment Agreement
         10.16  Michael L. Eide Employment Agreement

     (d) See page 42 for the Index to consolidated financial statements and financial statement schedules.

*Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   POWERHOUSE TECHNOLOGIES, INC.



Date:  March 30, 1999              /s/ RICHARD M. HADDRILL
                                   ---------------------------------------------
                                                Richard M. Haddrill
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                  Title                                  Date
---------                  -----                                  ----


/s/ SUSAN J. CARSTENSEN    Chief Financial Officer and            March 30, 1999
------------------------      Treasurer (Principal Financial
    Susan J. Carstensen       and Accounting Officer)


/s/ RICHARD R. BURT        Chairman and Director                  March 30, 1999
------------------------
    Richard R. Burt


/s/ JAMES J. DAVEY         Vice Chairman and Director             March 30, 1999
------------------------
    James J. Davey


/s/ RICHARD M. HADDRILL    President, Chief Executive Officer     March 30, 1999
------------------------      and Director (Principal Executive
    Richard M. Haddrill       Officer)


/s/ PATRICIA W. BECKER     Director                               March 30, 1999
------------------------
    Patricia W. Becker


/s/ JOHN R. HARDESTY       Director                               March 30, 1999
------------------------
    John R. Hardesty