Form 10-Q
period 1999-03-31
POWERHOUSE TECHNOLOGIES INC /DE
filed 1999-05-14
CIK 875459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY  PERIOD ENDED MARCH 31, 1999 OR


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


115 Perimeter Center Place, Suite 911
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

Applicable only to corporate issuers:

The number of shares outstanding of the issuer's $ .01 par value Common Stock, as of the latest practicable date of April 15, 1999, was 10,667,190 shares.

                          POWERHOUSE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----

PART I.       FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

              Statements of Earnings
              Three Months Ended March 31, 1999 and 1998                       3

              Balance Sheets
              March 31, 1999 and December 31, 1998                             4

              Statement of Stockholders' Equity
              Three Months Ended March 31, 1999                                5

              Statements of Cash Flows
              Three Months Ended March 31, 1999 and 1998                       6

              Notes to Consolidated Financial Statements                       7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       12

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           15


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    16

ITEM 2.  Changes in Securities                                                16

ITEM 3.  Defaults Upon Senior Securities                                      16

ITEM 4.  Submission of Matters to a Vote of Security Holders                  16

ITEM 5.  Other Information                                                    16

ITEM 6.  Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             STATEMENTS OF EARNINGS
                    (in thousands except for per share data)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1999             1998
                                                         ----             ----

REVENUES:
     Lottery systems                                   $26,038           29,264
     Gaming machines and systems                        15,785            9,924
     Gaming operations                                   9,031            6,848
     Pari-mutuel systems                                 4,486            4,194
                                                       -------           ------
          Total revenues                                55,340           50,230
                                                       -------           ------

COSTS OF REVENUES:
     Lottery systems                                    16,123           19,107
     Gaming machines and systems                         8,237            4,798
     Gaming operations                                   7,087            5,853
     Pari-mutuel systems                                 2,997            2,894
                                                       -------           ------
          Total costs of revenues                       34,444           32,652
                                                       -------           ------

Gross profit                                            20,896           17,578

OTHER OPERATING EXPENSES:
     Selling, general and administrative                 9,835            8,526
     Research and development                            2,396            2,565
     Depreciation and amortization                       5,242            4,820
     Other charges                                       1,328              ---
                                                       -------           ------

Earnings from operations                                 2,095            1,667
                                                       -------           ------

OTHER INCOME (EXPENSE):
     Interest and other income                             527              368
     Interest expense                                   (1,017)            (790)
                                                       -------           ------
          Other expense, net                              (490)            (422)
                                                       -------           ------

Earnings before income taxes and accounting change       1,605            1,245

Income tax expense                                        (994)            (632)
                                                       -------           ------

Earnings before cumulative effect of accounting change     611              613

Cumulative effect of change in accounting principle,
          net                                             (235)             ---
                                                       -------           ------

Net earnings                                             $ 376              613
                                                       =======           ======

SHARE INFORMATION, BASIC AND DILUTED:
     Earnings before accounting change                  $ 0.06             0.06
     Effect of accounting change                         (0.02)             ---
                                                        ------             ----
     Net earnings                                       $ 0.04             0.06
                                                        ======             ====

Weighted average shares:
     Basic                                              10,550           10,467
     Potential common stock (excluded if antidilutive)     544              405
                                                        ------           ------
     Diluted                                            11,094           10,872
                                                        ======           ======

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                      (in thousands except for share data)

                                                         March 31,  December 31,
                                                           1999         1998
                                                           ----         ----
ASSETS
  Current assets:
    Cash and cash equivalents                            $  7,434       16,371
    Restricted short-term deposits                            169        1,992
    Accounts receivable, net                               25,215       21,786
    Current installments of notes receivable, net           6,836        6,179
    Inventories                                            19,602       18,630
    Prepaid expenses                                        3,455        1,574
    Deferred income taxes                                   9,597        9,549
                                                         --------      -------
  Total current assets                                     72,308       76,081

  Property and equipment, net                              87,923       76,355
  Restricted cash deposits                                    285          376
  Notes receivable, excluding current installments          9,482       10,049
  Goodwill, net                                             8,291        8,495
  Intangible and other assets, net                         19,636       17,119
                                                         --------      -------
                                                         $197,925      188,475
                                                         ========      =======
LIABILITIES
  Current liabilities:
    Current installments of long-term debt               $  5,530        4,445
    Accounts payable                                       10,321       12,611
    Accrued expenses                                       19,466       17,848
                                                         --------      -------
  Total current liabilities                                35,317       34,904

  Long-term debt, excluding current installments           59,500       51,765
  Deferred income taxes                                    14,618       13,828
                                                         --------      -------
         Total liabilities                                109,435      100,497
                                                         --------      -------

Commitments and contingencies (see note 7)

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value.  Authorized 10,000,000
    shares; no shares issued                                  ---          ---
  Common stock, $.01 par value.  Authorized 25,000,000
    shares                                                    107          106
  Paid-in capital                                          91,357       91,304
  Deferred restricted stock compensation                     (733)        (815)
  Accumulated deficit                                      (2,241)      (2,617)
                                                         --------      -------
         Total stockholders' equity                        88,490       87,978
                                                         --------      -------
                                                         $197,925      188,475
                                                         ========      =======

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands except for share data)

-----------------------------------------------------------------------------------------------------------
                                                                  Restricted                    Total
                         Common         Common                       Stock        Accumu-    Stock-holders'
                         Stock           Stock       Paid-in        Compen-        lated        Equity
                         Issued        par value     Capital        sation        Deficit
-----------------------------------------------------------------------------------------------------------

December 31, 1998       10,648,317        $106        91,304         (815)        (2,617)       87,978

Net earnings                   ---         ---           ---          ---            376           376

Shares
  issued to directors        4,461         ---            62          ---            ---            62

Amortization of
  deferred
  restricted stock
  compensation                 ---         ---           ---           82            ---            82

Stock options
  exercised and shares
  issued under
  employee stock
  purchase plan             59,412           1           574          ---            ---           575

Stock redemptions          (45,000)        ---          (583)         ---            ---          (583)
                        ----------        ----        ------         ----         ------        ------

March 31, 1999          10,667,190        $107        91,357         (733)        (2,241)       88,490
                        ==========        ====        ======         ====         ======        ======
-----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                    Three months ended March 31,
                                                       1999               1998
                                                       ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                        $   376               613
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                      5,242             4,820
     Cumulative effect of accounting change, net          235               ---
     Other, net                                           228               135
     Changes in operating assets and liabilities:
      Receivables, net                                 (3,519)            4,672
      Inventories                                        (793)           (3,276)
      Prepaid expenses                                 (1,864)             (219)
      Accounts payable                                 (2,290)           (2,434)
      Accrued expenses                                  1,700            (2,065)
      Income taxes                                        899               624
                                                      -------            ------
Net cash provided by operating activities                 214             2,870
                                                      -------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures on property and equipment           (16,143)           (2,493)
     Expenditures on intangible and other
          noncurrent assets                            (3,720)             (115)
     Proceeds from sales of equipment                      78                97
     Change in restricted cash deposits                 1,914               241
                                                      -------            ------
Net cash used in investing activities                 (17,871)           (2,270)
                                                      -------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit                      10,000               ---
     Repayments of long-term debt                      (1,180)           (2,489)
     Payments of loan fees                                (92)              ---
     Proceeds from issuance of common stock               575             2,080
     Redemption of common stock                          (583)              ---
                                                      -------            ------
Net cash provided by (used in) financing activities     8,720              (409)
                                                      -------            ------

Net increase (decrease) in cash and cash equivalents   (8,937)              191

Cash and cash equivalents, beginning of period         16,371            13,772
                                                      -------            ------

Cash and cash equivalents, end of period              $ 7,434            13,963
                                                      =======            ======

          See accompanying notes to consolidated financial statements.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Presentation

          The consolidated financial statements include the accounts of Powerhouse Technologies, Inc. and its subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

          The Company has four business segments:
          o Lottery systems includes the design, manufacture, sale, installation and operation of on-line lottery systems. Revenues are derived from the Company's AWI subsidiary.
          o Gaming machines and systems includes the design, manufacture, sale and leasing of video gaming machines and central control systems and provision of related services. Revenues are generated by the Company's VLC and VLC of Nevada subsidiaries.
          o Gaming operations includes operating a casino, gaming machine routes and racetrack. Revenues are generated at the Company's Sunland Park Racetrack & Casino and through its Montana route operations.
          o Pari-mutuel systems includes the design, manufacture, sale and operation of computerized pari-mutuel wagering systems used at racetracks. Revenues are provided by the Company's United Tote subsidiary.

          The consolidated balance sheet as of March 31, 1999 and the consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1999 and 1998 and the consolidated statement of stockholders' equity for the three-month period ended March 31, 1999 have been prepared by the Company, without audit. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made.

     b.   Management estimates

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

     c.   Accounting pronouncements not yet adopted

          Statement of Financial Accounting Standards No. 133 ("Statement 133"), issued June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Statement 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. Initial application of it must be as of the beginning of an entity's fiscal quarter. The Company expects to adopt this statement January 1, 2000; the adoption is not expected to have a significant effect on the Company's financial position, results of operation or cash flows.


2.   OTHER CHARGES

     The statement of earnings for the quarter ended March 31, 1999 includes $1.3 million ($1.1 million or $0.10 per diluted share after tax) of charges relating to the Company's proposed merger with Anchor

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gaming and the startup of the Company's casino at its Sunland Park facility. Costs related to the proposed merger consist primarily of professional fees, while those associated with the casino startup include pre-opening costs from January 1, 1999 through February 21, 1999. Approximately $0.9 million of the other charges relate to the Company's proposed merger with Anchor Gaming, while $0.2 million represent Sunland Park casino startup costs.

3.   CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     Pursuant to the required adoption of Statement of Position 98-5 (SOP 98-5), the Company changed its method of accounting for startup costs. The change required that startup costs be expensed as incurred rather than capitalized and amortized to expense. This change resulted in the write-off of casino pre-opening costs capitalized through December 31, 1998. The cumulative effect of the write-off totals $235,000 or $0.02 per diluted share (after tax), and is reflected in the accompanying statement of earnings. As discussed in Note 2, costs incurred during 1999 were expensed as incurred. The adoption of SOP 98-5 would not have had a significant effect on net earnings or earnings per share for the three months ended March 31, 1998; as such, pro forma results are not presented.

4.   INVENTORIES

     A summary of inventory follows:

                                                     March 31,      December 31,
                                                       1999             1998
                                                       ----             ----
                                                      (000s)           (000s)
     Manufacturing:
        Raw materials                                 $ 6,802           6,497
        Work-in-process                                 1,551           1,166
        Finished goods                                  9,589           9,604
     Customer service and other                         1,660           1,363
                                                      -------          ------
                                                      $19,602          18,630
                                                      =======          ======

5.   STOCKHOLDERS' EQUITY

     During the quarter, the Company purchased 45,000 shares of its outstanding stock pursuant to a stock buyback authorized by the Company's Board of Directors in 1998; such shares were cancelled.

6.   SEGMENT DATA

                                                    Three Months Ended March 31,
                                                       1999             1998
                                                       ----             ----
                                                      (000s)           (000s)

     Segment revenues:
        Lottery systems                               $26,038          29,264
        Gaming machines and systems                    15,855          10,041
        Gaming operations                               9,031           6,848
        Pari-mutuel systems                             4,591           4,316
                                                      -------          ------
          Total revenues                               55,515          50,469
       Less intercompany                                 (175)           (239)
                                                      -------          ------
          Consolidated revenues                       $55,340          50,230
                                                      =======          ======

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Three Months Ended March 31,
                                                       1999             1998
                                                       ----             ----
                                                      (000s)           (000s)

     Earnings from operations before other charges:
        Lottery systems                              $ 3,579            3,211
        Gaming machines and systems                    2,320              914
        Gaming operations                                392              (90)
        Pari-mutuel systems                             (394)            (372)
                                                     -------           ------
           Reportable segments' earnings from
             operations before other charges           5,897            3,663
        Corporate expenses                            (2,474)          (1,996)
                                                     -------           ------
           Consolidated earnings from operations
             before other charges                    $ 3,423            1,667
                                                     =======           ======

     Earnings from operations including other
       charges:
        Lottery systems                                3,579            3,211
        Gaming machines and systems                    2,320              914
        Gaming operations                                (42)             (90)
        Pari-mutuel systems                             (394)            (372)
                                                     -------           ------
           Reportable segments' earnings from
             operations including other charges        5,463            3,663
        Corporate expenses                            (3,368)          (1,996)
                                                     -------           ------
           Consolidated earnings from operations
             including other charges                 $ 2,095            1,667
                                                     =======           ======

                                                    March 31,       December 31,
                                                       1999             1998
                                                       ----             ----
                                                      (000s)           (000s)

     Segment assets:
       Lottery systems                              $ 72,158           57,880
       Gaming machines and systems                    53,872           52,107
       Gaming operations                              30,779           28,194
       Pari-mutuel systems                            22,430           22,357
                                                    --------          -------
          Reportable segments' assets                179,239          160,538
       Corporate assets                               18,686           27,937
                                                    --------          -------
          Consolidated assets                       $197,925          188,475
                                                    ========          =======

7.   COMMITMENTS AND CONTINGENCIES

     The Company has employment agreements with certain of its executive officers that provide for lump sum severance payments and accelerated vesting of options and restricted stock upon termination of employment under certain circumstances or a change in control, as defined. The Company's proposed merger constitutes a change in control as defined in certain of the employment agreements as well as in certain stock incentive and incentive compensation arrangements.

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

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company typically posts bid, litigation, and performance bonds for on-line lottery contracts. At March 31, 1999, the Company had collateral in support of the various bonds outstanding consisting of $7.5 million of irrevocable standby letters of credit. Should the Company fail to meet contractually specified obligations during the contract term, the lottery authority may assess damages and exercise its right to collect on the applicable bond. An additional $1.0 million in letters of credit is outstanding related to supplier and rental contracts entered into in the ordinary course of business.

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

     International sales denominated in foreign currencies accounted for approximately $9.2 million or 4.3% of the Company's consolidated revenues in 1998. Management can give no assurances that changes in currency and exchange rates will not materially affect the Company's revenues, costs, cash flows and business practices and plans. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, delays in receiving payments on accounts receivable balances, reimbursement approvals (both governmental and private), difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws and regulations. In addition, the Company's foreign operations would be affected by general economic conditions in the international markets in which the Company does business, such as a prolonged economic downturn in Europe or the Asian-Pacific region. There can be no assurances that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition, results of operations and cash flows. The Company has not historically attempted to hedge the risks of fluctuating exchange rates given the currencies involved and the terms of payment granted to its customers.

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

     The Company's Year 2000 team has completed an inventory of all of its computer systems and technology that may be impacted by Year 2000 issues. The programming and testing of mission critical systems, including those systems delivered to customers or used in the provision of services to customers, is complete and contingency plans have been developed. In calendar year 1999, the Company plans to replace or upgrade the remaining systems that are identified as non-Year-2000 compliant at an incremental cost of approximately $0.5 million. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Although management believes that its efforts will be successful and the costs will be immaterial to its consolidated financial position and results of operations, it

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

also recognizes that any failure or delay could cause a disruption in its business and may have a significant financial impact.

     The Company has evaluated its strategy and legal obligations for any communication to its customers. The Year 2000 readiness of its customers varies, and the Company is encouraging its customers to evaluate and prepare their own systems. In many cases the Company is assisting customers by providing new or modified systems to resolve Year 2000 issues.

     The Company is also assessing the Year 2000 readiness of its key suppliers. The Company's direction in this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. Management expects to complete this part of its Year 2000 readiness plan in the second quarter of 1999. As part of the Company's contingency plans, management will, as considered necessary, begin to identify and communicate with alternative suppliers to ensure the continuation of its critical business operations.

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

Recent Developments
-------------------

     On March 9, 1999, the Company signed a definitive merger agreement with Anchor Gaming. Subject to shareholder and regulatory approval, Anchor will acquire all outstanding shares of the Company's common stock for $19.50 per share (approximately $220 million) plus net debt (approximately $70 million) in an all-cash merger. A special meeting of the Company's shareholders is scheduled for June 7, 1999, at which the shareholders will vote on the merger. The transaction is expected to close in the third quarter of 1999.

First Quarter 1999 Compared with First Quarter 1998
---------------------------------------------------

     Consolidated revenues increased by 10% to $55.3 million compared with the first quarter 1998, while consolidated gross profit increased by 19% to $20.9 million. The revenue increase resulted from the casino opening at the Company's Sunland Park Racetrack & Casino and continued increases in casino market gaming machine sales. Gross margin increased from 35% in 1998 to 38% in 1999 due to higher margin on AWI equipment and software sales and the casino startup in February 1999. Earnings from operations were $2.1 million in 1999 and $1.7 million in 1998 and include other charges of $1.3 million ($1.1 million, or $0.10 per share, after tax). Approximately $0.9 million of the other charges relate to the Company's proposed merger with Anchor Gaming, while $0.2 million represent Sunland Park casino startup costs.

                                 Lottery Systems
                                 ---------------

     Total revenues from the lottery systems segment decreased by 11% to $26.0 million. Gross profit margin for the lottery systems segment was 38% in the first quarter 1999 compared with 35% in 1998. Profit derived from service revenues was 36% in 1999 and 35% in 1998, while profit provided by lottery system and terminal sales was 86% in 1999 and 41% in 1998. The current quarter's 86% margin reflects sales of inventories which had previously been written off. The Company expects gross profit margins from on-line lottery revenues to continue increasing over time, although no assurances of increased margins can be given.

     The Company expects the lottery systems segment to remain a significant segment of the Company and the segment's growth is dependent upon management's strategy to selectively bid on domestic lottery contracts and aggressively pursue international on-line lottery opportunities. On-line lottery contracts for several state lotteries are currently, or will be, up for procurement over the next three years. Due to the high cost of implementing new lottery contracts, the Company is targeting those states which it believes will establish a bidding process based exclusively on technical capability, price and service. This strategy allows the Company to efficiently allocate its resources so that it may also continue to pursue international growth opportunities. The Company is currently pursuing potential opportunities in a number of jurisdictions worldwide that are expected to implement on-line lottery programs within the next two years.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company's on-line lottery system MasterLink(R) affords the Company the ability to develop add-on products and services. Given the maturity of the on-line lottery industry, operators are in need of ways to increase lottery ticket sales and reduce costs. The Company expects to develop new products and services every year for its existing customers as well as reduce operating costs.

     In March 1999, AWI and the Florida Lottery signed an amended contract under which AWI will provide an on-line lottery system and related services to the Florida Lottery. A decision by the Lottery not to join the multi-state game Powerball(R) necessitated the renegotiation of the contract entered into in October 1998. Under the amended contract, the Company will design, install and operate a new statewide on-line lottery system for an initial term of five years and three months, with two, two-year renewal options. The Company estimates that revenues from the contract over the initial 63-month period will be approximately $200 million. AWI will be compensated at a base rate of on-line sales and, if on-line ticket sales exceed targeted amounts, an additional incentive rate. An attempt by the losing vendor to enjoin the contract was rejected by the Florida district court; the decision has been appealed.

                           Gaming Machines and Systems
                           ---------------------------

     Revenue from the gaming machines and systems segment increased by 59% to $15.8 million in the first quarter of 1999 compared with the same period in 1998. 1,314 units were delivered in 1999 compared with 835 units in 1998. Gross profit margin on gaming machines and systems revenue was 48% in 1999 compared with 52% in 1998.

     The $5.9 million revenue increase over 1998 reflects the Company's significant sales in the casino gaming market; the success of VLC's innovative Coin-Free(TM) technology, which provides cash vouchers for winnings instead of coins; and AGS central system sales.

     The Company expects the gaming machines and systems segment to remain a significant segment of the Company's operations. The growth and success of the segment is dependent upon the Company's ability to expand its position in the worldwide video lottery gaming machine market, to continue to penetrate casino markets such as Nevada, Mississippi and New Jersey and to develop casino opportunities at pari-mutuel racetracks similar to the Company's racetrack in Sunland Park, New Mexico. The Company believes that new international markets and the replacement of older gaming machines and systems in Australia and North America will provide for significant future growth opportunities for the
Company. Penetration and growth of sales to casino markets is primarily dependent on the production of games which generate greater than average play and net win, and on broadening the product line while offering a competitive price. The Company believes that its gaming machines are capable of producing greater than average play and net win amounts reflecting their superior graphics technology and playability. Developing casino opportunities at pari-mutuel racetracks is dependent initially upon the enactment of legislation to allow gaming at racetrack facilities. A small number of states, including New Mexico, West Virginia, Delaware, Iowa, Rhode Island and Louisiana have enacted legislation to allow gaming at racetracks and the Company anticipates the trend to continue although there can be no assurance of it.

                                Gaming Operations
                                -----------------

     Gaming operations revenue, which includes the new casino at Sunland Park and route and racetrack operations, increased by $2.2 million compared with the same period last year. On February 22, 1999, the casino addition opened with 152 gaming machines, increasing to 296 gaming machines by March 31, 1999, resulting in an average of 206 machines in service during the 38-day period. Gross margin from gaming operations increased from 13% in 1998 to 22% in 1999.

     Revenue from route operations was $4.2 million in the first quarter 1999 compared with $4.5 million in 1998. Profit margin from route operations remained consistent at 27% in both 1999 and 1998. Margin on racetrack and casino operations increased to a profit of 15% in 1999 from a loss in 1998. Casino operations provided a 27% margin, while racetrack and other operations provided a 3% margin.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Current New Mexico law allows up to 300 gaming machines at each racing facility operating for up to twelve hours per day. The Company's casino is located in Sunland Park, New Mexico, adjacent to El Paso, Texas, with a population base of two million residents within a 100-mile radius. Although no assurances can be given as to the continued success of the casino operations, the Company expects casino revenues to become a significant portion of consolidated revenues.

                               Pari-mutuel Systems
                               -------------------

     Revenue from the pari-mutuel systems segment increased by 7% due primarily to revenues from five new customers. Gross profit margin was 33% in the first quarter 1999 compared with 31% in 1998. The Company provides wagering systems and service to over 120 of the approximate 350 pari-mutuel facilities in North America, including Churchill Downs which has consistently set new attendance and wagering records with the Company's wagering system and services.

         Declines in on-track wagering at pari-mutuel facilities have created increased pricing pressures for the Company and its pari-mutuel wagering systems supplier competitors. The Company does not anticipate those pricing pressures to decrease in the near future. Accordingly, the Company plans to maintain profitability by improving customer service while maintaining or reducing operating costs. In 1998 the Company introduced a new hardware and software platform, the Horizon NT 2000(TM) System. The new platform, using Windows NT(TM) and the Pentium Plus(TM) family of servers, allows the Company to reduce its capital costs and be more competitive by creating regional hub systems. The new platform can be operated on multiple hardware platforms, which the Company believes is attractive in international markets and could increase market share. The Company believes that expansion of gaming at racetracks could increase attendance and on-track wagering at racetracks. A number of jurisdictions have considered or are considering gaming at racetracks.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative ("SG&A") expenses increased 15% to $9.8 million in the first quarter 1999, increasing from 17% to 18% of consolidated revenues. The increase was in the gaming machines and systems and gaming operations segments as well as at the corporate level. The gaming machines and systems segment increase resulted primarily from increased sales efforts and an increase in the provision for bad debts necessitated by the significant increase in accounts and notes receivable compared with March 31, 1998 levels. Gaming operations expenses increased due to personnel and other costs associated with the casino, while corporate expenses increased due to personnel, legal and travel costs. The Company anticipates that SG&A expenses will remain at or above current levels given its strategic business development plans.

Research and Development
------------------------

     In the first quarter 1999, the Company expended $2.4 million on research and development activities compared with $2.6 million in 1998. The Company continues to develop and enhance its central system and terminal software and games as well as terminal hardware for all three systems segments. Significant efforts were expended on the implementation of new lottery systems in the first quarter 1999, redirecting approximately $1.0 million which would otherwise have been reflected as research and development expense. A number of software development projects are currently being monitored for technological feasibility and the Company may capitalize certain development costs as the projects continue. Research and development expense was 4.3% and 5.1% of consolidated revenues in the first quarters of 1999 and 1998, respectively.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

Depreciation and Amortization
-----------------------------

     Depreciation and amortization increased by 9% to $5.2 million in the first quarter 1999. The decrease is primarily attributable to equipment upgrades for certain of the Company's lottery and pari-mutuel system customers. Depreciation and amortization are expected to increase primarily in the lottery systems segment as new systems are placed in service.

Liquidity and Capital Resources
-------------------------------

     In the first quarter 1999 the Company generated $0.2 million of cash from operations compared with $2.9 million in 1998. The reduction reflects an increase in receivable balances since year-end and as compared with 1998's first quarter decrease. Working capital decreased by approximately $4.2 million from $41.2 million at December 31, 1998 to $37.0 million at March 31, 1999. Approximately $19.9 million was invested in property, equipment and intangible and other assets in the first quarter 1999 compared with $2.6 million in 1998. Approximately $15.1 million of the 1999 investment related to the manufacture, purchase and installation of on-line lottery equipment and approximately $3.4 million was expended for the Sunland Park casino addition, racetrack facility renovation and purchase of casino gaming machines.

     Historically, the Company has met its cash flow requirements primarily with cash provided by operations, public offerings of equity securities, and from borrowings from financial institutions. In October 1998, the Company entered into a $100.0 million credit facility (with an option for an additional $25.0 million) with Lehman Brothers, Inc. The facility provided two $25.0 million term loans maturing in five and six years, respectively, and a $50.0 million revolving line of credit expiring September 2003. Up to $15.0 million of the revolver may be used as collateral for the Company's bonding program; contractual obligations at March 31, 1999 required approximately $8.5 million in outstanding letters of credit. Proceeds from the two $25.0 million term loans were used to pay off existing debt of approximately $27.9 million, to provide capital for existing commitments, to manufacture and implement on-line lottery systems, and to complete the development of the Sunland Park Racetrack & Casino. At March 31, 1999, the company had drawn $10.0 million on the line of credit, leaving $31.5 available for draw. The Company repaid long-term debt of $1.2 million in the first quarter 1999.

     Sizable capital expenditures are anticipated related to the Company's on-line lottery contracts. Total anticipated capital requirements are estimated at approximately $60.0 million for 1999. Cash provided by operations and draws on the line of credit are expected to provide sufficient sources of funding for these expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's sources of market risk since reported at December 31, 1998.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No significant changes have occurred with regard to legal proceedings as disclosed in Part 1, Item 3, of the Company's December 31, 1998 Form 10-K.

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

     a.   Listing of Exhibits

          EX-27 Financial Data Schedule (For SEC Use Only)

     b.   Reports on Form 8-K

          Form 8-K dated March 12, 1999 reporting the Agreement to Merger with Anchor Gaming.

          Form 8-K dated May 13, 1999 reporting a letter agreement dated as of May 7, 1999 among Anchor Gaming and the Company permitting Anchor to acquire less than 5% of the outstanding common stock of the Company prior to closing of the Merger Agreement.

                 POWERHOUSE TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              POWERHOUSE TECHNOLOGIES, INC.



Date:    May 14, 1999         /S/ SUSAN J. CARSTENSEN
                              --------------------------------------------------
                              Susan J. Carstensen, Chief Financial Officer and
                                Treasurer (Principal Financial and Accounting Officer)(authorized to sign on behalf of Registrant)